Form 10-K
period 2021-11-30
KAT EXPLORATION, INC.
filed 2022-03-15
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended November 30, 2021
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 001-08589

KAT Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2313 Hollyhill Lane Denton, TX	76205
(Address of principal executive offices)	(Zip Code)

626.429.2780
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, no par value	KATX	Not applicable

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933. Yes☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates as of May 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,623,371 based on the price at which the registrant’s common stock was last sold as of the same date.

As of March 11, 2022, the registrant had 1,759,271,048 shares of common stock issued and outstanding.

KAT EXPLORATION, INC.
ANNUAL REPORT ON FORM 10-K

Table of Contents

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,”“expect,” “future,” “intend”, “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements.

Any forward-looking statement made by us in this annual report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

ii

PART I

Item 1.	Business.

General

KAT Exploration, Inc. (OTC “KATX”) was incorporated under the laws of the State of Nevada on July 7, 1992 under the name Select Media Communications, Inc. The Company changed its name to In Full Affect, Inc. in February 2005, and then to Western Transitions, Inc. in May 2005 and then to KAT Exploration, Inc. in May 2009. The Company maintains its principal executive offices at 2313 Hollyhill Lane, Denton, TX 76205, Telephone Number 626-429-2780. KATX is authorized to issue 2,450,000,000 shares of common stock, .001 par value. The Company had 1,759,271,048 shares of common stock issued and outstanding at September 20, 2021.

The Company has had limited operations since November 30, 2015, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since November 30, 2015, the Company’s operations ceased. The company failed to maintain their OTC and SEC filings at that time. On June 19, 2021, Acropolis Capital Partners was granted the Custodian for KAT Exploration, Inc. (KATX). Acropolis is qualified to serve as custodian because it has satisfied the requirements of NRS 78.347(2). Ash has established a “reasonable likelihood of success” on the merits and that if the relief is not granted, KATX and its shareholders, including Ash will suffer “irreparable harm” because KATX is delinquent in its filing and reporting obligations with OTC Markets. Ryan Ash has appointed Caren Currier as Interim CEO to bring the company current and in good stanings while in of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2021 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10-K filings. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

Opportunities may come to KAT Exploration, Inc.’s attention from various sources, including its management, its stockholders, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals. At this time, KAT Exploration, Inc. has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities for it. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and makes a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of KAT Exploration, Inc. with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, the present management and stockholders of the Company may not have control of a majority of the voting shares of KAT Exploration, Inc. following reorganization or other financial transaction. As part of such a transaction, some or all of KAT Exploration, Inc.’s existing directors may resign and new directors may be appointed. The Company’s operations following its consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any additional cash distributions in the foreseeable future.

Competition

KAT Exploration, Inc. is in direct competition with many other entities in its efforts to locate a suitable transaction. Included in the competition are business development companies, special purpose acquisition companies (“SPACs”), venture capital firms, small business investment companies, venture capital affiliates of industrial and financial companies, broker-dealers and investment bankers, management consultant firms and private individual investors. Many of these entities possess greater financial resources and are able to assume greater risks than those which KAT Exploration, Inc. could consider. Many of these competing entities also possess significantly greater experience and contacts than KAT Exploration, Inc.’s management. Moreover, KAT Exploration, Inc. also competes with numerous other companies similar to it for such opportunities.

Employees and Consultants

The Company currently has one executive officers. Caren Currier serves as Chief Executive Officer and Chief Financial Officer.

Management of the Company expects to use consultants, attorneys and accountants as necessary, and it is not expected that KAT Exploration, Inc. will have any full-time or other employees, except as may be the result of completing a transaction.

Available Information

Members of the public may read and copy any materials we file with the SEC. The SEC maintains a website that contains reports and information statements and other information about us and other issuers that file electronically at http://www.sec.gov.

4

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

We are not aware of any legal proceeding to which any director or officer or any of their affiliates is a party adverse to our Company or in which such persons have a material interest adverse to our Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

On March 10, 2022, the closing price per share of our common stock, as reported on the OTC, was $ 0. 0.0021 As of the same date, our common stock was held by 96 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Action Stock Transfer.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended November 30, 2021 and 2020.

Item 6.	Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the selected historical consolidated financial data and consolidated financial statements and notes thereto appearing elsewhere in this annual report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors. See “Special Note Regarding Forward-Looking Information.”

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2021 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings.

Results of Operations and Financial Condition

During the year ended November 30, 2021, the Company had a loss from operations of $13,00.00. The loss is attributable to the accounting expenses incurred during the year. During the year ended November 30, 2020, the loss from operations was $Nil.

Liquidity and Capital Resources

Stockholders’ equity as of November 30, 2021 was $13,000, as compared to NIL at November 30, 2020. The lack of change was due to the business being dormant since November 30, 2015.

The Company had cash on hand at November 30, 2020 of NIL, as compared to NIL at November 30, 2019.

The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distribution or dividend is subject to the discretion of the Company’s Board of Directors. At this time the Company has no plans to pay any cash distributions or dividends in the foreseeable future.

Off-Balance Sheet Arrangements

None.

Recently Issued Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 7B.	Subsequent Events

Ryan Ash petitioned the eighth district court of Nevada for receivership of the corporation and was awarded receivership on June 19, 2021. By unanimous vote of the board of directors; Caren Currier was appointed as the interim President / CEO to help the corporation become current with their reporting requirements.

Item 8.	Financial Statements.

KAT EXPLORATION, INC.

Item 9.	Changes In and Disagreements With Accountants On Accounting And Financial Disclosure.

None

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer who is also the Principal Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in Sections 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period reported in this annual report (the “Evaluation Date”), concluded that our disclosure controls and procedures were effective and designed to ensure that material information relating to the Company is accumulated and would be made known to them by others as appropriate to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer, who is also the Company’s Principal Financial Officer, to provide reasonable assurance to the Company’s Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Internal control over financial reporting including those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurances that the Company’s transactions are recorded as necessary to permit preparation of the Company’s financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the Company’s financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2020 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

During the Company’s fourth fiscal quarter ended November 30, 2021, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Caren Currier	58	President, Chief Executive Officer, Principal Financial Officer and Director

Caren Currier has served as Chairman, President, Chief Executive Officer, Principal Financial Officer and as a Director of the Company since June 2021. Caren has over 25 years of experience in accounting. Caren started her professional career helping her father with his construction company. While attending college, Caren was invited to intern with a CPA firm that had a number of construction firms as clients. This experience resulted in Caren's pursuit of a career in cost accounting. Caren Currier served as the Controller/CFO for the previous management of Zalemark Holding Company, an OTC company. We are pleased that Caren has decided to continue on in this capacity with our management team.

The Company’s Board of Directors is responsible for establishing broad corporate policies and for overseeing our overall management. In addition to considering various matters which require board approval, the Board provides advice and counsel to, and ultimately monitors the performance of, our executive officer(s). All directors hold office until the next annual meeting of stockholders and until their successors are duly elected and qualified. Officers are elected to serve, subject to the discretion of the Board, until their successors are appointed. The Company has not held an annual meeting of stockholders since 2003.

Board Leadership Structure

Ms. Currier is our Chief Executive Officer and leads our Board of Directors. We have not designated a lead independent director. We believe that this structure is appropriate for the Company at this time. Specifically, we believe that the current leadership structure provides leadership and engagement while we seek and evaluate opportunities. Because we do not currently have any operations, we believe the potential risks of concentration of authority are outweighed by the efficiency of having the same person serve as Chief Executive Officer and Chairman.

Role of the Board in Risk Oversight

One of the key functions of our Board of Directors is informed oversight of our Company’s risk management processes. Our Board administers its oversight functions primarily through monitoring and assessing risks through its full membership rather than through standing committees, including assessing significant financial risks and risks of compliance with legal and regulatory requirements.

Committees of the Board

Our Board of Directors does not have any committees. We believe this structure is appropriate in light of the Company’s current capital structure and level of operations. If the Company’s capital structure, level of operations or Board composition changes significantly, we intend to consider forming formal audit and/or compensation committees and to adopt appropriate written charters for such committees. Currently, however, there are no plans to appoint certain directors to specific committees. Until such time as an audit committee or compensation committee is formed, the full Board of Directors will continue to conduct the functions typically assigned to those committees.

Family Relationships

There are no family relationships among our directors and any of our executive officers.

Audit Committee Financial Expert

None of our directors are eligible to qualify as an “audit committee financial expert” as that term is defined in Regulation S-K promulgated under the Exchange Act. If and when the Company commences operations and adds independent directors to serve on its board, it expects to add one or more such persons who qualify as “audit committee financial expert.”

Code of Ethics

We do not currently have a code of ethics. We believe this approach is appropriate in light of the Company’s current capital structure and level of operations, but we expect to continue to evaluate the appropriateness of adopting a code of ethics as our Company continues to develop.

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at KAT Exploration, Inc. 2313 Hollyhill Lane, Denton, TX 76205 All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11.	Executive Compensation.

For each of the fiscal years ended November 30, 2021 and 2020 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended November 30, 2021 and 2020.

Compensation of Directors

All directors are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received no director fees covering the fiscal years ended November 30, 20210 and 2020. All Board meetings were held telephonically.

Director Compensation for the Fiscal Years Ended November 30, 2021 and 2020

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Caren Currier	–	–	–	–	–

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of March 12, 2022, regarding stock ownership of all persons known by KAT Exploration Inc.to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of KAT Exploration Inc. as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares
Caren Currier 2313 Hollyhill Lane, Denton, TX 76205 (Officer)	0	0

___________________

(1)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal years ended November 30, 2021 and 2020, the Company has not been a party to any related party transactions.

Director Independence

Based upon a review of the material relationships between our directors and our Company, we have determined that none of our directors are eligible for designation as “independent directors” as defined under the applicable rules of The Nasdaq Stock Market, which we have voluntarily adopted as our standard for director independence. However, this information is provided for disclosure purposes only. Because we do not have shares listed for trading on any securities exchange, our Company is not required to have any independent directors on its Board of Directors, or any particular committee of the Board of Directors.

Item 14.	Principal Accountant Fees and Services.

BF Borgers CPA PC (“Borgers”) has served as the Company’s independent public accountant since 2021.

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firm Somerset, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	November 30, 2021	November 30, 2020
Audit Fees(1)	$5,000	$5,000
Audit-Related Fees(2)
Tax Fees(3)
All Other Fees(4)
Total	$5,000	$5,000

___________________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2020 and 2021 fiscal years.

(4) The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2021 or 2020 fiscal year.

All Other Fees

Any permitted non-audit services are pre-approved by the Board of Directors or a non-employee director pursuant to delegated authority by the Board of Directors, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the Securities and Exchange Commission.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Exchange Act
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Exchange Act
32.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(b) of the Exchange Act and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT Exploration, Inc.

By:	/s/ Caren Currier
Caren Currier Title: Chief Executive Officer and Chief Financial Officer

March 15, 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KAT EXPLORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kat Exploration, Inc. (the "Company") as of November 30, 2021, and the related statements of operations, changes in shareholders' equity and cash flows, for the year ended November 30, 2021, and the related notes collectively referred to as the "financial statements. The financial statement of Kat Exploration Inc. As of November 30, 2020, were audited by other auditors whose report dated September 28, 2021, expressed an unqualify opinion on those statement.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2021, and the results of its operations and its cash flows for the year ended November 30, 2021, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $13,000 for the year ended November 30, 2021, and an accumulated deficit of $(2,636,371) at November 30, 2021. The continuation of the Company as a going concern through November 30, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since March 2022.

March 11th, 2022.

Lagos Nigeria

5968

KAT EXPLORATION, INC.

BALANCE SHEETS

	November 30, 2021	November 30, 2020
ASSETS
Current Assets:
Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$13,000	$–
Accrued Expense	–	–
Total Liabilities	13,000	–

Stockholders' Deficit:
Common stock, $0.001 par value; 1,759,271,048 shares issued and outstanding	1,759,271	1,759,271
Additional paid-in capital	864,100	864,100
Accumulated deficit	(2,636,371)	(2,623,371)

Total Stockholders’ Deficit	(13,000)	–

Total Liabilities and Stockholders' Deficit	$–	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2021	2020
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	13,000	–
Total operating expenses	13,000	–

Loss from operations	(13,000)	–

Other Income / (Expense)	–	–

Net Income / (loss)	$(13,000)	$–

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,759,271,048	1,759,271,048

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENT OF CHANGES IN EQUITY(DEFICIT)

For the Years Ended November 30, 2021, and 2020

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2019	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	–	–
Balance - November 31, 2020	1,759,271,048	1,759,271	864,100	(2,623,371)	–

Net loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2021	2020
Cash flows from operating activities:

Net loss	$(13,000)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	13,000	–

Net cash used in operating activities	–	–

Cash flows from investing activities:	–	–

Cash flows from financing activities:	–	–

Net increase (decrease) in cash	–	–

Cash, beginning of year	–	–

Cash, end of year	$–	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

Notes to the Financial Statements

November 30, 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kat Exploration Inc. was incorporated under the laws of the State of Nevada on July 7, 1997. For purposes of financial statements presentation,

The Company has limited operations and is actively seeking merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include the estimated useful lives of property and equipment. Actual results could differ from those estimates.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentration of credit risk consist primarily of cash and accounts receivable. The Company’s cash is deposited with major financial institutions. At times, such deposits may be in excess of the Federal Deposit Insurance Corporation insurable amount.

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were no cash equivalents for the years ended November 30, 2021 and 2020.

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic No. 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels, as described below:

Level 1:    Level 1 inputs are unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:    Level 2 inputs are inputs other than quoted prices included in Level 1 that are observable, either directly or indirectly. Level 2 inputs include quoted prices for similar assets, quoted prices in markets that are not considered to be active, and observable inputs other than quoted prices such as interest rates.

Level 3:    Level 3 inputs are unobservable inputs.

The following required disclosure of the estimated fair value of financial instruments has been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The methods and assumptions used to estimate the fair values of each class of financial instruments are as follows: Accounts Receivable, and Accounts Payable. The items are generally short-term in nature, and accordingly, the carrying amounts reported on the consolidated balance sheets are reasonable approximations of their fair values.

The carrying amounts of Notes Payable approximate the fair value as the notes bear interest rates that are consistent with current market rates.

Income Taxes

We follow ASC 740-10-30, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the fiscal year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the fiscal years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Income in the period that includes the enactment date.

We adopted ASC 740-10-25 (“ASC 740-10-25”) with regard to uncertainty income taxes. ASC 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under ASC 740-10-25, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. ASC 740-10-25 also provides guidance on derecognition, classification, interest and penalties on income taxes, and accounting in interim periods and requires increased disclosures.  We had no material adjustments to our liabilities for unrecognized income tax benefits according to the provisions of ASC 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended November 30, 2021 and 2020, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $13,000 for the year ended November 30, 2021, and an accumulated deficit of $(2,636,371) at November 30, 2021. The continuation of the Company as a going concern through November 30, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 4 – INCOME TAXES

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At November 30, 2021, the Company has available net operating losses of $2,636,371 and $2,623,371 for federal and state income taxes, respectively.

No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of NIL during the year ended November 30, 2021, was recorded to offset the deferred tax benefit of the Company’s tax loss for the year.

The Company’s decrease in valuation of $NIL during the year ended November 30, 2021, was recorded to offset the deferred tax expense incurred during the year ended November 30, 2021, which was attributable to the change in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

Net deferred tax assets consist of the following components as of:

	November 30, 2021	November 30, 2020
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	November 30, 2021	November 30, 2020
Deferred tax asset attributable to:
Net operating loss carryover	$–	$–
Less: valuation allowance	–	–
Net deferred tax asset	$–	$–

As of November 30, 2021, and 2020, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of November 30, 2021, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

