Form 10-Q
period 2022-02-28
KAT EXPLORATION, INC.
filed 2022-03-15
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2022

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 13, 2022, the registrant had 1,759,271,048 shares of common stock issued and outstanding.

KAT EXPLORATION, INC. FORM 10-Q

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This quarterly report on Form 10-Q and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

Any forward-looking statement made by us in this quarterly report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2020 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION INC.

BALANCE SHEETS

(UNAUDITED)

	February 28	November 30
	2022	2021
Assets
Current Assets
Cash	$–	$–
Accounts receivable	–	–
Inventory	–	–
Total Current Assets	–	–

Fixed Assets
Machinery & equipment	–	–
Accumulated depreciation	–	–
Total Fixed Assets	–	–

Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts Payable	$–	$–
Credit Cards	–	–
Due to related parties	14,125	13,000
Total Current Liabilities	14,125	13,000

Total Liabilities	14,125	13,000

Stockholders' equity
Common stock, $.001 par value, 1,759,271,048 shares issued and outstanding at February 28, 2022 and and November 30, 2021	1,759,271	1,759,271
Additional paid-in capital	864,100	864,100
Retained Deficit	(2,637,496)	(2,636,371)
Total Stockholders' Deficit	(14,125)	(13,000)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

4

KAT EXPLORATION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	February 28,
	2022	2021
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	1,125	–
Total operating expenses	1,125	–

Loss from operations	(1,125)	–

Other Income / (Expense)	–	–

Net Income / (loss)	$(1,125)	$–

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,759,271,048	1,759,271,048

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the Three Months Ended
February 28,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(1,125)	$–
Adjustment to reconcile net loss from operations:
Changes in Operating Assets and Liabilities
Accounts Receivable	–	–
Inventory	–	–
Credit Cards	–	–
Depreciation	–	–
Due to related parties	1,125	–
Net Cash Used in Operating Activities	–	–

Cash Flows from Investing Activities
Purchases of property and equipment
Net Cash Provided by Investing Activities	–	–

Cash Flows from Financing Activities
Issuance of Capital Stock for cash	–	–
Note payable	–	–
Net Cash Provided by Financing Activities	–	–

Net Increase (Decrease) in Cash	–	–
Cash at Beginning of Period	–	–
Cash at End of Period	$–	$–

Supplemental Cash Flow Information:
Income Taxes Paid	$–	$–
Interest Paid	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED FEBRUARY 28, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2019	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	–	–
Balance - November 31, 2020	1,759,271,048	1,759,271	864,100	(2,623,371)	–

Net loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Net loss for the period February 28, 2022	–	–	–	(1,125)	(1,125)
Balance - February 28, 2022	1,759,271,048	$1,759,271	$864,100	$(2,637,496)	$(14,125)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

February 28, 2022

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements of KAT Exploration, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Regulation S-X, promulgated by the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending November 30, 2021 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the beginning of the fiscal years ended November 30, 2021, the Company’s related party been funding the monthly expenses.

NOTE 3 – EARNINGS PER SHARE

The Company follows FASB ASC 260, Earnings Per Share. Basic earnings per share (“EPS”) is based on the weighted average number of common shares outstanding for the period, excluding the effects of any potentially dilutive securities. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted. Net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period.

Basic and diluted loss per common share was calculated using the following number of shares for the three and three months ended February 28, 20221 and 2021:

Three Months Ended February 28:	2022	2021
Weighted average number of common shares outstanding - Basic	1,759,271,048	1,759,271,048
Weighted average number of common shares outstanding - Diluted	1,759,271,048	1,759,271,048

NOTE 4 – INDEBTEDNESS

The company owes related party $14,125 for ongoing monthly expenses.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended November 30, 2021. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended February 28, 2022 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $1,000 to $2,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of our board of directors. At this time, the Company has no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

Since November 30, 2015, the Company’s operations consist of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. At this time, the Company has no arrangements or understandings with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which the Company may become an operating company.

Opportunities may come to the Company’s attention from various sources, including our management, our stockholders, professional advisors, securities broker dealers, venture capitalists and private equity funds, members of the financial community and others who may present unsolicited proposals. At this time, the Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder in regard to any business opportunities. While it is not currently anticipated that the Company will engage unaffiliated professional firms specializing in business acquisitions, reorganizations or other such transactions, such firms may be retained if such arrangements are deemed to be in the best interest of the Company. Compensation to a finder or business acquisition firm may take various forms, including one-time cash payments, payments involving issuance of securities (including those of the Company), or any combination of these or other compensation arrangements. Consequently, the Company is currently unable to predict the cost of utilizing such services.

The Company has not restricted its search to any particular business, industry, or geographical location. In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

It is not possible at this time to predict the nature of a transaction in which the Company may participate. Specific business opportunities would be reviewed as well as the respective needs and desires of the Company and the legal structure or method deemed by management to be suitable would be selected. In implementing a structure for a particular transaction, the Company may become a party to a merger, consolidation, reorganization, tender offer, joint venture, license, purchase and sale of assets, or purchase and sale of stock, or other arrangement the exact nature of which cannot now be predicted. Additionally, the Company may act directly or indirectly through an interest in a partnership, corporation or other form of organization. Implementing such structure may require the merger, consolidation or reorganization of the Company with other business organizations and there is no assurance that the Company would be the surviving entity. In addition, our present management and stockholders may not have control of a majority of the voting shares of the Company following reorganization or other financial transaction. As part of such a transaction, some or all of the Company’s existing directors may resign and new directors may be appointed. The Company’s operations following the consummation of a transaction will be dependent on the nature of the transaction. There may also be various risks inherent in the transaction, the nature and magnitude of which cannot be predicted.

The Company may also be subject to increased governmental regulation following a transaction; however, it is not possible at this time to predict the nature or magnitude of such increased regulation, if any.

The Company expects to continue to incur moderate losses each quarter until a transaction considered appropriate by management is effectuated.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended February 28, 2022, the Company had a loss from operations of $1,125. During the quarter ended February 28, 2021, the loss from operations was also NIL. No taxes were paid in the quarters ended February 28, 2022 or 2021.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of February 28, 2022, was $14,125, compared to $13,000 at November 30, 2021. The attributable net loss was incurred by normal general and administrative operating procedures during the three months ended February 28, 2022.

Net cash used in operating activities was $NIL during the three months ended February 28, 2022, compared to net cash used in operating activities of $NIL in the three months ended February 28, 2021.

Cash on hand at February 28, 2022 was NIL, compared to NIL at November 30, 2021.

 The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended March 31, 2015)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for year ended March 31, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from KAT Exploration, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended February 28, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.
104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT EXPLORATION, INC.

Date: March 15, 2022	By:	/s/ Caren Currier
Caren Currier
Chief Executive Officer and Vice President
(duly authorized officer)

Date: March 15, 2022	By:	/s/ Caren D. Currier
Chief Financial Officer
(principal financial officer)

