Form 10-Q
period 2022-05-31
KAT EXPLORATION, INC.
filed 2022-07-06
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

As of July 3, 2022, the registrant had 1,794,271,048 shares of common stock issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2021 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION INC.

BALANCE SHEETS

(UNAUDITED)

	May 31,	November 30,
	2022	2021
Assets
Current Assets
Cash	$–	$–
Accounts receivable	–	–
Inventory	–	–
Total Current Assets	–	–

Fixed Assets
Machinery & equipment	–	–
Accumulated depreciation	–	–
Total Fixed Assets	–	–

Total Assets	$–	$–

Liabilities
Current Liabilities
Accounts Payable	$–	$–
Credit Cards
Due to related parties	17,626	13,000
Total Current Liabilities	17,626	13,000

Total Liabilities	17,626	13,000

Stockholders' equity
Common stock, $.001 par value, 1,794,271,048 shares issued and outstanding at May 31, 2022 and November 30, 2021	1,794,271	1,759,271
Additional paid-in capital	864,100	864,100
Retained Deficit	(2,675,997)	(2,636,371)
Total Stockholders' Deficit	(17,626)	(13,000)
Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	May 31,	May 31,	May 31,	May 31,
	2022	2021	2022	2021
Income	$–	$–	$–	$–

Cost of Sales	–	–	–	–
Gross Margin	–	–	–	–

Operating Expenses
Advertising and promotion	–	–	–	–
Consulting expenses	38,501	–	39,626	–
General and administrative expenses	–	–	–	–
Sales incentives	–	–	–	–
Travel and entertainment	–	–	–	–
Depreciation expense	–	–	–	–
Total Operating Expenses	38,501	–	39,626	–

Loss from operations	(38,501)	–	(39,626)	–

Other Income (Expenses)
Other Income	–	–	–	–
Total Other Expenses	–	–	–	–

Net Loss before Income Taxes	(38,501)	–	(39,626)	–

Income Tax Benefit	–	–	–	–

Net Loss	$(38,501)	$–	$(39,626)	$–

Net Loss per Common Share - Basic	$–	$–	$–	$–
Net Loss per Common Share - Diluted	$–	$–	$–	$–

Weighted Average Number of Common Shares Outstanding - Basic	1,794,271,048	1,759,271,048	1,794,271,048	1,759,271,048
Weighted Average Number of Common Shares Outstanding - Diluted	1,794,271,048	1,759,271,048	1,794,271,048	1,759,271,048

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	May 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(39,626)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in due to related parties	4,626	–
Net cash used in operating activities	(35,000)	–

Cash flows from investing activities	–	–

Cash flows from financing activities	35,000	–

Net increase (decrease) in cash	–	–

Cash, beginning of year	–	–

Cash, end of year	$–	$–

KAT EXPLORATION INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MAY 31, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2019	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	–	–
Balance - November 31, 2020	1,759,271,048	1,759,271	864,100	(2,623,371)	–

Net loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Net loss for the period February 28, 2022	–	–	–	(1,125)	(1,125)
Balance - February 28, 2022	1,759,271,048	$1,759,271	$864,100	$(2,637,496)	$(14,125)

Net loss for the period May 31, 2022	–	–	–	(38,501)	(38,501)
Stock issued new	35,000,000	35,000	–	–	38,500
Balance - May 31, 2022	1,759,271,048	$1,794,271	$864,100	$(2,637,496)	$(17,626)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2022

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

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the beginning of the fiscal years ended November 30, 2021, the Company’s related party has been funding the monthly expenses.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and three months ended February 28, 20221 and 2021:

Three Months Ended May 31:	2022	2021
Weighted average number of common shares outstanding - Basic	1,794,271,048	1,759,271,048
Weighted average number of common shares outstanding - Diluted	1,794,271,048	1,759,271,048

NOTE 4 – INDEBTEDNESS

The company owes related party $17,626 for ongoing monthly expenses.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended May 31, 2022 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $1,000 to $2,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended May 31, 2022, the Company had a loss from operations of $38,501. During the quarter ended May 31, 2021, the loss from operations was also NIL. No taxes were paid in the quarters ended May 31, 2022 or 2021.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of May 31, 2022, was $(17,626), compared to $(13,000) at November 30, 2021. The attributable net loss was incurred by normal general and administrative operating procedures during the six months ended May 31, 2022.

Net cash used in operating activities was $NIL during the three months ended May 31, 2022, compared to net cash used in operating activities of $NIL in the three months ended May 31, 2021.

Cash on hand at May 31, 2022 was NIL, compared to NIL at November 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended May 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from KAT Exploration, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended May 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.
104	Cover Page formatted in iXBRL (included in Exhibit 101)

__________________

*filed here with

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT EXPLORATION, INC.

Date: July 6, 2022	By:	/s/ Caren Currier
Caren Currier
Chief Executive Officer and Vice President
(duly authorized officer)

Date: July 6, 2022	By:	/s/ Caren D. Currier
Chief Financial Officer
(principal financial officer)

