Form 10-Q
period 2022-08-31
KAT EXPLORATION, INC.
filed 2022-09-29
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2022

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

As of September 29, 2022, the registrant had 1,794,271,048 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION, INC.

BALANCE SHEETS

(UNAUDITED)

	August 31, 2022	November 30, 2021
ASSETS
Current Assets:
Cash	$–	$–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$17,636	$13,000
Accrued Expense	–	–
Total Liabilities	17,636	13,000

Stockholders' Deficit:
Common stock, $0.001 par value; 1,794,271,000 shares issued and outstanding as of August 31, 2022 and 1,759,271,048 issued and outstanding as of November 30, 2021	1,794,271	1,759,271
Additional paid-in capital	864,100	864,100
Accumulated deficit	(2,676,007)	(2,636,371)
Total Stockholders’ Deficit	(17,636)	(13,000)

Total Liabilities and Stockholders' Deficit	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	August 31,	August 31,	August 31,	August 31,
	2022	2021	2022	2021
Income	$–	$–	$–	$–

Total Operating Expenses	10	–	39,636	–

Loss from operations	(10)	–	(39,636)	–

Net Loss before Income Taxes	(10)	–	(39,636)	–

Income Tax Benefit	–	–	–	–

Net Loss	$(10)	$–	$(39,636)	$–

Net Loss per Common Share - Basic and Diluted	$–	$–	$–	$–

Weighted Average Number of Common Shares Outstanding - Basic and Diluted	1,794,271,048	1,759,271,048	1,794,271,048	1,759,271,048

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	August 31,
	2022	2021
Cash flows from operating activities:

Net loss	$(39,636)	$–
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Increase in due to related parties	4,636	–
Net cash used in operating activities	(35,000)	–

Cash flows from investing activities	–	–

Cash flows from financing activities	35,000	–

Net increase (decrease) in cash	–	–

Cash, beginning of year	–	–

Cash, end of year	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED AUGUST 31, 2022 AND 2021

(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2019	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	–	–
Balance - November 31, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Net loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Net loss for the period February 28, 2022	–	–	–	(1,125)	(1,125)
Balance - February 28, 2022	1,759,271,048	$1,759,271	$864,100	$(2,637,496)	$(14,125)

Net loss for the period May 31, 2022	–	–	–	(38,501)	(38,501)
Stock issued new	35,000,000	35,000	–	–	35,000
Balance - May 31, 2022	1,794,271,048	$1,794,271	$864,100	$(2,637,496)	$(17,626)

Net loss for the period August 31, 2022	–	–	–	(10)	(10)

Balance - August 31, 2022	1,794,271,048	$1,794,271	$864,100	$(2,637,506)	$(17,636)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

August 31, 2022

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended August 31, 2022 and 2021:

Three Months Ended August 31:	2022	2021
Weighted average number of common shares outstanding - Basic	1,794,271,048	1,759,271,048
Weighted average number of common shares outstanding - Diluted	1,794,271,048	1,759,271,048

NOTE 4 – INDEBTEDNESS

The company owes related party $17,636 for ongoing monthly expenses.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended August 31, 2022 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $1,000 to $2,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended August 31, 2022, the Company had a loss from operations of $10. During the quarter ended August 31, 2021, the loss from operations was also NIL. No taxes were paid in the quarters ended August 31, 2022 or 2021.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of August 31, 2022, was $(17,636), compared to $(13,000) at November 30, 2021. The attributable net loss was incurred by normal general and administrative operating procedures during the nine months ended August 31, 2022.

Net cash used in operating activities was $NIL during the three months ended August 31, 2022, compared to net cash used in operating activities of $NIL in the three months ended August 31, 2021.

Cash on hand at August 31, 2022 was NIL, compared to NIL at November 30, 2021.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of August 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended August 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for year ended March 31, 2015)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for year ended March 31, 2015)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from KAT Exploration, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended August 31, 2021, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT EXPLORATION, INC.

Date: September 29, 2022	By:	/s/ Caren Currier
Caren Currier
Chief Executive Officer and Vice President
(duly authorized officer)

Date: September 29, 2022	By:	/s/ Caren D. Currier
Chief Financial Officer
(principal financial officer)

