Form 10-K
period 2022-11-30
KAT EXPLORATION, INC.
filed 2023-02-14
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended November 30, 2022
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 001-08589

KAT Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2313 Hollyhill Lane Denton, TX	76205
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the common stock held by non-affiliates as of February 11, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,623,371 based on the price at which the registrant’s common stock was last sold as of the same date.

As of February 11, 2023, the registrant had 1,794,271,048 shares of common stock issued and outstanding.

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

General

KAT Exploration, Inc. (OTC “KATX”) was incorporated under the laws of the State of Nevada on July 7, 1992 under the name Select Media Communications, Inc. The Company changed its name to In Full Affect, Inc in February 2005, and then to Western Transitions, Inc. in May 2005 and then to KAT Exploration, Inc. in May 2009. The Company maintains its principal executive offices at 2313 Hollyhill Lane, Denton, TX 76205, Telephone Number 626-429-2780. KATX is authorized to issue 2,450,000,000 shares of common stock, .001 par value. The Company had 1,794,271,048 shares of common stock issued and outstanding at February 13, 2023.

The Company has had limited operations since November 30, 2015, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since November 30, 2015, the Company’s operations ceased. The company failed to maintain their OTC and SEC filings at that time. On June 19, 2021, Acropolis Capital Partners was granted the Custodian for KAT Exploration, Inc. (KATX). Acropolis is qualified to serve as custodian because it has satisfied the requirements of NRS 78.347(2). Ash has established a “reasonable likelihood of success” on the merits and that if the relief is not granted, KATX and its shareholders, including Ash will suffer “irreparable harm” because KATX is delinquent in its filing and reporting obligations with OTC Markets. Ryan Ash has appointed Caren Currier as Interim CEO to bring the company current and in good standings while in of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2022 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

2

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

On February 13, 2023, the closing price per share of our common stock, as reported on the OTC, was $ 0. 0.0011 As of the same date, our common stock was held by 96 shareholders of record.

Transfer Agent

The transfer agent of the Company’s common stock is Action Stock Transfer.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended November 30, 2022 and 2021.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2022 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings.

Results of Operations and Financial Condition

During the year ended November 30, 2022, the Company had a loss from operations of $44,142.00. The loss is attributable to the accounting expenses incurred during the year. During the year ended November 30, 2020, the loss from operations was $13,000.

Liquidity and Capital Resources

Stockholders’ equity as of November 30, 2022 was $22,142, as compared to $13,000 at November 30, 2021. The lack of change was due to the business being dormant since November 30, 2015.

The Company had cash on hand at November 30, 2022 of $125, as compared to NIL at November 30, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of November 30, 2022 and concluded that such internal controls are effective. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Controls – Integrated 1992 Framework.

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

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Caren Currier	59	President, Chief Executive Officer, Principal Financial Officer and Director

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

For each of the fiscal years ended November 30, 2022 and 2021 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended November 30, 2022 and 2021.

Compensation of Directors

All directors are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received no director fees covering the fiscal years ended November 30, 2022 and 2021. All Board meetings were held telephonically.

Director Compensation for the Fiscal Years Ended November 30, 2021 and 2020

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Caren Currier	–	–	–	–	–

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of February 13, 2023, regarding stock ownership of all persons known by KAT Exploration Inc.to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of KAT Exploration Inc. as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Outstanding Shares
Caren Currier 2313 Hollyhill Lane, Denton, TX 76205 (Officer)	5,000,000	0.279%

_______________________

(1)	Unless otherwise indicated in the footnotes to this table, (a) the listed beneficial owner has sole voting power and investment power with respect to the number of shares shown, and (b) no director or executive officer has pledged as security any shares shown as beneficially owned.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal years ended November 30, 2022 and 2021, the Company has not been a party to any related party transactions.

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

Ola Oyebola & Co. has served as the Company’s independent public accountant since March 2022.

The following table summarizes the aggregate fees billed by the Company’s independent registered public accounting firm Somerset, for audit services for each of the last two fiscal years and for other services rendered to the Company in each of the last two fiscal years.

	Fiscal Year Ended
	November 30, 2022	November 30, 2021
Audit Fees(1)	$5,000	$5,000
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$5,000	$5,000

_______________________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2020 and 2021 fiscal years.
(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2021 or 2020 fiscal year.

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

February 14, 2023

KAT EXPLORATION, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KAT EXPLORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kat Exploration, Inc. (the "Company") as of November 30, 2022, and the related statements of operations, changes in shareholders' equity and cash flows, for the year ended November 30, 2022, and the related notes collectively referred to as the "financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022, and the results of its operations and its cash flows for the year ended November 30, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $(44,142) for the year ended November 30, 2022, and an accumulated deficit of $(2,680,513) at November 30, 2022. The continuation of the Company as a going concern through November 30, 2022, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since March 2022.

January 27th, 2023.

Lagos Nigeria

KAT EXPLORATION, INC.

BALANCE SHEETS

	November 30, 2022	November 30, 2021
ASSETS
Current Assets:
Cash and bank	$125	$–

Total Assets	$125	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$19,266	$13,000
Accrued Expense	3,000	–
Total Liabilities	22,266	13,000

Stockholders' Deficit:
Common stock, $0.001 par value; 1,794,271,048 shares issued and outstanding	1,794,271	1,759,271
Additional paid-in capital	864,100	864,100
Accumulated deficit	(2,680,513)	(2,636,371)

Total Stockholders’ Deficit	(22,142)	(13,000)

Total Liabilities and Stockholders' Deficit	$125	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2022	2021
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	44,142	13,000
Total operating expenses	44,142	13,000

Loss from operations	(44,142)	(13,000)

Other Income / (Expense)	–	–

Net Income / (loss)	$(44,142)	$(13,000)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,794,271,048	1,759,271,048

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENT OF CHANGES IN EQUITY (DEFICIT)

For the Years Ended November 30, 2022, and 2021

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	1,759,271	864,100	(2,636,371)	(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	1,759,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(44,142)	$(13,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	9,266	13,000

Net cash used in operating activities	(34,876)	–

Cash flows from investing activities	–	–

Cash flows from financing activities
Common stock issued for cash	35,000	–
Net cash used in financing activities	35,000	–

Net increase (decrease) in cash	125	–

Cash, beginning of year	–	–

Cash, end of year	$125	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

Notes to the Financial Statements

November 30, 2022

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $125 in cash equivalents for the years ended November 30, 2022 and $0 in 2021.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended November 30, 2022 and 2021, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $44,142 for the year ended November 30, 2022, and an accumulated deficit of $(2,680,513) at November 30, 2022. The continuation of the Company as a going concern through November 30, 2021, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 4 – INCOME TAXES

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At November 30, 2022, the Company has available net operating losses of $2,680,513 and $2,680,513 for federal and state income taxes, respectively.

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

The Company’s decrease in valuation of $NIL during the year ended November 30, 2022, was recorded to offset the deferred tax expense incurred during the year ended November 30, 2022, which was attributable to the change in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

Net deferred tax assets consist of the following components as of:

	November 30, 2022	November 30, 2021
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	November 30, 2022	November 30, 2021
Deferred tax asset attributable to:
Net operating loss carryover	$–	$–
Less: valuation allowance	–	–
Net deferred tax asset	$–	$–

As of November 30, 2022, and 2021, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of November 30, 2022, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

