Form 10-Q
period 2023-02-28
KAT EXPLORATION, INC.
filed 2023-04-11
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2023

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 001-08589

KAT EXPLORATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2557 Oxford Lane Costa Mesa, CA	92626
(Address of principal executive offices)	(Zip Code)

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

As of April 4, 2023, the registrant had 1,759,271,048 shares of common stock issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION, INC.

BALANCE SHEETS

	February 28, 2023	November 30, 2022
ASSETS
Current Assets:
Cash and bank	$–	$125

Total Assets	$–	$125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$–	$19,266
Accrued Expense	3,000	3,000
Total Liabilities	3,000	22,266

Stockholders' Deficit:
Common stock, $0.001 par value; 1,794,271,048 shares issued and outstanding	1,794,271	1,794,271
Additional paid-in capital	883,954	864,100
Accumulated deficit	(2,681,225)	(2,680,513)

Total Stockholders’ Deficit	(3,000)	(22,142)

Total Liabilities and Stockholders' Deficit	$–	$125

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended February 28,
	2023	2022
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	712	1,125
Total operating expenses	712	1,125

Loss from operations	(712)	(1,125)

Other Income / (Expense)	–	–

Net Income / (loss)	$(712)	$(1,125)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,759,271,048	1,759,271,048

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Period Ended February 28,
	2023	2022
Cash flows from operating activities:

Net loss	$(712)	$(1,125)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:	(19,267)	1,125

Net cash used in operating activities	(19,979)	–

Cash flows from investing activities	–	–

Cash flows from financing activities	19,854	–

Net increase (decrease) in cash	(125)	–

Cash, beginning of period	125	–

Cash, end of period	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2019	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Loss for the year	–	–	–	–	–
Balance - November 30, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Net loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Net loss for the period February 28, 2022	–	–	–	(1,125)	(1,125)
Balance - February 28, 2022	1,759,271,048	$1,759,271	$864,100	$(2,637,496)	$(14,125)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 31, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Additional paid-in capital	–	–	19,854	–	19,854
Net loss for the period February 28, 2023	–	–	–	(712)	(712)
Balance - February 28, 2023	1,794,271,048	$1,794,271	$883,954	$(2,681,225)	$(3,000)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2023

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending November 30, 2022 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the beginning of the fiscal years ended November 30, 2022, the Company’s related party been funding the monthly expenses.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and three months ended February 28, 2023 and 2022:

Three Months Ended February 28:	2023	2022
Weighted average number of common shares outstanding - Basic	1,759,271,048	1,759,271,048
Weighted average number of common shares outstanding - Diluted	1,759,271,048	1,759,271,048

NOTE 4 – INDEBTEDNESS

The related party expenses have been moved to additional paid in capital.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended February 28, 2023, the Company had a loss from operations of $712. During the quarter ended February 28, 2022, the loss from operations was 1,125. No taxes were paid in the quarters ended February 28, 2023 or 2022.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of February 28, 2023, was $3,000, compared to $22,142 at November 30, 2022. The attributable net loss was incurred by normal general and administrative operating procedures during the three months ended February 28, 2023.

Net cash used in operating activities was $125 during the three months ended February 28, 2023, compared to net cash used in operating activities of $NIL in the three months ended February 28, 2022.

Cash on hand at February 28, 2022 was NIL, compared to $125 at November 30, 2022.

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2022.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2023.

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

KAT EXPLORATION, INC.

Date: April 11, 2023	By:	/s/ Christopher D. Krause, Ph.D.
Christopher D. Krause, Ph.D.
Chief Executive Officer and Vice President
(duly authorized officer)

Date: April 11, 2023	By:	/s/ Christopher D. Krause, Ph.D.
Chief Financial Officer
(principal financial officer)

