Form 10-K/A
period 2022-11-30
KAT EXPLORATION, INC.
filed 2023-07-27
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amended

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

As of July 26, 2023, the registrant had 1,794,271,048 shares of common stock issued and outstanding.

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

General

KAT Exploration, Inc. (OTC “KATX”) was incorporated under the laws of the State of Nevada on July 7, 1992 under the name Select Media Communications, Inc. The Company changed its name to In Full Affect, Inc in February 2005, and then to Western Transitions, Inc. in May 2005 and then to KAT Exploration, Inc. in May 2009. The Company maintains its principal executive offices at 2313 Hollyhill Lane, Denton, TX 76205, Telephone Number 626-429-2780. KATX is authorized to issue 2,450,000,000 shares of common stock, .001 par value. The Company had 1,794,271,048 shares of common stock issued and outstanding at July 26, 2023.

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

Employees and Consultants

The Company currently has one executive officers. Dr. Christopher Krause serves as Chief Executive Officer and Chief Financial Officer.

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

On July 26, 2023, the closing price per share of our common stock, as reported on the OTC, was $ 0. 0.0011 As of the same date, our common stock was held by 96 shareholders of record.

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

Liquidity and Capital Resources

Stockholders’ deficit as of November 30, 2022 was $22,142, as compared to $13,000 at November 30, 2021. The changes was due to the business being dormant since November 30, 2015.

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

On March 9, 2023, Caren Currier resigned and transferred her roles to Dr. Christopher Krause.

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

The following table, together with the accompanying footnotes, sets forth information, as of July 26, 2023, regarding stock ownership of all persons known by KAT Exploration Inc.to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of KAT Exploration Inc. as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
Caren Currier 2313 Hollyhill Lane, Denton, TX 76205 (Officer)	5,000,000	0.279%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

KAT Exploration, Inc.

By:	/s/ Dr. Christopher Krause
Dr. Christopher Krause Title: Chief Executive Officer and Chief Financial Officer

July 27, 2023

KAT EXPLORATION, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KAT EXPLORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kat Exploration, Inc. (the "Company") as of November 30, 2022 and 2021 and the related statements of operations, changes in shareholders' equity and cash flows, for the year ended November 30, 2022, and the related notes collectively referred to as the "financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended November 30, 2022 and 2021, in conformity with U.S. generally accepted accounting principles.

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

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2022	2021
Cash flows from operating activities:

Net loss	$(44,142)	$(13,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	9,266	13,000

Net cash used in operating activities	(34,876)	–

Cash flows from investing activities	–	–

Cash flows from financing activities
Common stock issued for services	35,000	–
Net cash used in financing activities	35,000	–

Net increase (decrease) in cash	125	–

Cash, beginning of year	–	–

Cash, end of year	$125	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

Notes to the Financial Statements

November 30, 2022 and 2021

NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Kat Exploration Inc. was incorporated under the laws of the State of Nevada on July 7, 1997. For purposes of financial statements presentation. The Company has limited operations and is actively seeking merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. The Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

On March 9, 2023, Caren Currier resigned and transferred her roles to Dr. Christopher Krause.

