Form 10-K
period 2023-11-30
KAT EXPLORATION, INC.
filed 2024-06-20
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended November 30, 2023
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 001-08589

KAT Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd, Suite 745 Sunny Isles, FL	33160
(Address of principal executive offices)	(Zip Code)

(561) 899-8518
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the common stock held by non-affiliates was approximately $183,427 based on the price at which the registrant’s common stock on the last business day of the most recently completed second fiscal quarter, May 31, 2023.

As of May 19, 2024, the registrant had 1,834,271,048 shares of common stock issued and outstanding.

KAT EXPLORATION, INC.
ANNUAL REPORT ON FORM 10-K

Table of Contents

i

SPECIAL NOTE REGARDING FORWARD-LOOKING INFORMATION

This annual report on Form 10-K and other publicly available documents, including the documents incorporated herein by reference, contain, and our officers and representatives may from time to time make, “forward-looking” statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as: “anticipate,” “believe,” “expect,” “future,” “intend”, “likely,” “may,” “plan,” “seek,” “will” and similar references to future periods actions or results. Examples of forward-looking statements include our prospects for one or more future material transactions, potential sources of financing, and expenses for future periods.

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

General

KAT Exploration, Inc. (OTC “KATX”) was incorporated under the laws of the State of Nevada on July 7, 1992 under the name Select Media Communications, Inc. The Company changed its name to In Full Affect, Inc in February 2005, and then to Western Transitions, Inc. in May 2005 and then to KAT Exploration, Inc. in May 2009. The Company maintains its principal executive offices at 323 Sunny Isles Blvd, Suite 745, Sunny Isles, FL, Telephone Number +1 (561) 899-8518. KATX is authorized to issue 2,450,000,000 shares of common stock, .001 par value. The Company had 1,834,271,048 shares of common stock issued and outstanding at May 19, 2024.

The Company has had limited operations since November 30, 2015, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

Since November 30, 2015, the Company’s operations ceased. The company failed to maintain their OTC and SEC filings at that time. On June 19, 2021, Acropolis Capital Partners was granted the Custodian for KAT Exploration, Inc. (KATX). Acropolis is qualified to serve as custodian because it has satisfied the requirements of NRS 78.347(2). Ash has established a “reasonable likelihood of success” on the merits and that if the relief is not granted, KATX and its shareholders, including Ash will suffer “irreparable harm” because KATX is delinquent in its filing and reporting obligations with OTC Markets. Ryan Ash has appointed Caren Currier as Interim CEO to bring the company current and in good standings while in of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance. Until we complete a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, we expect to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2023 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings. At this time, the Company has no binding arrangements with respect to any potential merger, acquisition, reverse merger or business combination candidate pursuant to which it may become an operating company.

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

Employees and Consultants

The Company currently has one executive officers. Gregory Klok serves as Chief Executive Officer and Chief Financial Officer.

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

Item 1A.	Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B.	Unresolved Staff Comments

None.

Item 1C.	Cybersecurity.

None.

Item 2.	Properties.

None.

Item 3.	Legal Proceedings.

We are not aware of any legal proceeding to which any director or officer or any of their affiliates is a party adverse to our Company or in which such persons have a material interest adverse to our Company.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities.

Our common stock is quoted on OTC Markets an inter-dealer quotation system. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On May 17, 2024, our common stock was held by 96 shareholders of record.

Period	High	Low
Quarter Ended 11/30/2023	$.0028	$.0005
Quarter Ended 8/31/2023	$.0008	$.0006
Quarter Ended 5/31/2023	$.0017	$.0007
Quarter Ended 2/28/2023	$.0021	$.0011
Quarter Ended 11/30/2022	$.0030	$.0019
Quarter Ended 8/31/2022	$.0042	$.0025
Quarter Ended 5/31/2022	$.0078	$.0013
Quarter Ended 2/28/2022	$.0011	$.0053

Transfer Agent

The transfer agent of the Company’s common stock is Securities Transfer Corporation.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

We have not issued any unregistered securities within the period covered by this report.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended November 30, 2023 and 2022.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2023 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings.

Results of Operations and Financial Condition

During the year ended November 30, 2023, the Company had a loss from operations of $56,330.00. The loss is attributable to the consulting fee and accounting expenses incurred during the year. During the year ended November 30, 2022, the loss from operations was $44,142.00.

Liquidity and Capital Resources

Stockholders’ deficit as of November 30, 2023 was $18,518, as compared to $22,142 at November 30, 2022. The changes was due to the business being dormant since November 30, 2015.

The Company had cash on hand at November 30, 2023 of $NIL, as compared to $125 at November 30, 2022.

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

None

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

During the year ended November 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Gregory Klok	48	President, Chief Executive Officer, Principal Financial Officer and Director

Mr. Klok has over 20 years of mining operations experience and was one of the Co-founders of Consolidated Mining Inc, a company formed to research and mine precious minerals and develop business opportunities globally. Since the 1990’s he has been involved in mining operations internationally including Mexico, Peru, Colombia, West Africa and North America. He has managed placer and hard rock mining operations, completed major infrastructure work and managed a work force of over 60 people during the production phase of several mining operations. Between 2003 and 2007 prior to co-founding Consolidated Mining he worked with Gekko systems to design and set up a custom placer processing plant for Inca Minerals to evaluate their Kiabamba Gold River Project and was responsible for dealing with local customs and mining authorities to import equipment obtain mining permits for Inca Minerals in Peru. He was also head of exploration for Hamilton mining SARL where he was responsible for evaluating the Tinkisso River Dredging Permit.

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

On March 9, 2023, Caren Currier resigned and transferred her roles to Dr. Christopher Krause. On September 14, 2023, Dr. Christopher Krause resigned and transferred his roles to Mr. Gregory Klok.

Board Leadership Structure

Mr. Gregory Klok is our Chief Executive Officer and leads our Board of Directors. We have not designated a lead independent director. We believe that this structure is appropriate for the Company at this time. Specifically, we believe that the current leadership structure provides leadership and engagement while we seek and evaluate opportunities. Because we do not currently have any operations, we believe the potential risks of concentration of authority are outweighed by the efficiency of having the same person serve as Chief Executive Officer and Chairman.

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

Communication to the Board of Directors

You may contact our Board of Directors or any director by mail addressed to the attention of our entire Board or the specific director identified by name or title, at KAT Exploration, Inc. 323 Sunny Isles Blvd, Suite 745, Sunny Isles, FL. All communications will be submitted to our Board or the specified director on a periodic basis.

Item 11.	Executive Compensation.

For each of the fiscal years ended November 30, 2023 and 2022 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended November 30, 2023 and 2022.

Compensation of Directors

All directors are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received no director fees covering the fiscal years ended November 30, 2023 and 2022. All Board meetings were held telephonically.

Director Compensation for the Fiscal Years Ended November 30, 2021 and 2020

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards	All Other Compensation	Total
Gregory Klok	–	–	–	–	–

Item 12.	Security Ownership Of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table, together with the accompanying footnotes, sets forth information, as of May 19, 2024, regarding stock ownership of all persons known by KAT Exploration Inc.to own beneficially more than 5% of the Company’s outstanding common stock, and named executive officers, directors, and all directors and officers of KAT Exploration Inc. as a group:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Outstanding Shares
Gregory Klok 323 Sunny Isles Blvd, Suite 745, Sunny Isles, FL	(1)	(1)

(1) Mr. Klok owns 1,000 shares of the Company’s Series A Preferred Stock constituting 100% of the class. The Series A Preferred Stock has voting rights equal to 66% of the issued and outstanding shares of the Company.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

Since the beginning of the fiscal years ended November 30, 2023 and 2022, the Company has not been a party to any related party transactions.

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

	Fiscal Year Ended
	November 30, 2023	November 30, 2022
Audit Fees(1)	$5,000	$5,000
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$5,000	$5,000

_______________________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2023 and 2022 fiscal years.
(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2023 or 2022 fiscal year.

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

KAT Exploration, Inc.

By:	/s/ Gregory Klok
Gregory Klok Title: Chief Executive Officer and Chief Financial Officer

June 20, 2024

KAT EXPLORATION, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KAT EXPLORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kat Exploration, Inc. (the "Company") as of November 30, 2023, and 2022 and the related statements of operations, changes in shareholders' equity and cash flows, for each of the year ended November 30, 2023, and 2022, and the related notes collectively referred to as the "financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2023, and 2022, and the results of its operations and its cash flows for each of the two years ended November 30, 2023, and 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $56,330 for the year ended November 30, 2023, and an accumulated deficit of $2,736,843 at November 30, 2023. The continuation of the Company as a going concern through November 30, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there are no critical matters.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

We have served as the Company's auditor since March 2022.

June 10th, 2024

Lagos Nigeria

KAT EXPLORATION, INC.

BALANCE SHEETS

	November 30, 2023	November 30, 2022
ASSETS
Current Assets:
Cash and bank	$–	$125
Prepaid rent	5,000	–

Total Assets	$5,000	$125

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$10,925	$19,266
Accrued Expense and Accounts Payable	12,593	3,000
Total Liabilities	23,518	22,266

Stockholders' Deficit:
Common stock, $0.001 par value; 1,834,271,048 shares issued and outstanding as of November 30, 2023 and 1,794,271,048 as of November 30, 2022	1,834,271	1,794,271
Additional paid-in capital	884,054	864,100
Accumulated deficit	(2,736,843)	(2,680,513)

Total Stockholders’ Deficit	(18,518)	(22,142)

Total Liabilities and Stockholders' Deficit	$5,000	$125

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2023	2022
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	56,330	44,142
Total operating expenses	56,330	44,142

Loss from operations	(56,330)	(44,142)

Other Income / (Expense)	–	–

Net Income / (loss)	$(56,330)	$(44,142)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,834,271,048	1,794,271,048

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Years Ended November 30, 2023, and 2022

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Net Loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	1,759,271	864,100	(2,636,371)	(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	40,000,000	40,000	–	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	1,834,271,048	$1,834,271	$884,054	$(2,736,843)	$(18,518)

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2023	2022
Cash flows from operating activities:

Net loss	$(56,330)	$(44,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	(3,749)	9,266

Net cash used in operating activities	(60,079)	(34,876)

Cash flows from investing activities	–	–

Cash flows from financing activities	19,954	–
Common stock issued for services	40,000	35,000
Net cash used in financing activities	59,954	35,000

Net increase (decrease) in cash	(125)	125

Cash, beginning of year	125	–

Cash, end of year	$–	$125

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

Notes to the Financial Statements

November 30, 2023 and 2022

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $0 in cash equivalents for the years ended November 30, 2023 and $125 in 2022.

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

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $56,330 for the year ended November 30, 2023, and an accumulated deficit of $2,736,843 at November 30, 2023. The continuation of the Company as a going concern through November 30, 2023, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 4 – INCOME TAXES

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At November 30, 2023, the Company has available net operating losses of $2,736,843 and $2,736,843 for federal and state income taxes, respectively.

No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of NIL during the year ended November 30, 2022, was recorded to offset the deferred tax benefit of the Company’s tax loss for the year.

The Company’s decrease in valuation of $NIL during the year ended November 30, 2023, was recorded to offset the deferred tax expense incurred during the year ended November 30, 2022, which was attributable to the change in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

Net deferred tax assets consist of the following components as of:

	November 30, 2023	November 30, 2022
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	November 30, 2023	November 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$–	$–
Less: valuation allowance	–	–
Net deferred tax asset	$–	$–

As of November 30, 2023, and 2022, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of November 30, 2023, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

None.

