Form 10-Q
period 2024-02-29
KAT EXPLORATION, INC.
filed 2024-07-16
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 29, 2024

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 001-08589

KAT EXPLORATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd Suite 745 Sunny Isles, FL	33160
(Address of principal executive offices)	(Zip Code)

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

As of June 9, 2024, the registrant had 1,834,271,048 shares of common stock issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION, INC.

BALANCE SHEETS

(UNAUDITED)

	February 29, 2024	November 30, 2023
ASSETS
Current Assets:
Cash and bank	$–	$–
Prepaid Rent	5,000	5,000

Total Assets	$5,000	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$22,851	$10,925
Accrued Expense	7,200	12,593
Total Liabilities	30,051	23,518

Stockholders' Deficit:
Common stock, $0.001 par value; 1,834,271,048 shares issued and outstanding	1,834,271	1,834,271
Additional paid-in capital	884,054	884,054
Accumulated deficit	(2,743,376)	(2,736,843)

Total Stockholders’ Deficit	(25,051)	(18,518)

Total Liabilities and Stockholders' Deficit	$5,000	$5,000

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended
	February 29,	February 28,
	2024	2023
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	6,533	712
Total operating expenses	6,533	712

Loss from operations	(6,533)	(712)

Other Income / (Expense)	–	–

Net Income / (loss)	$(6,533)	$(712)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,834,271,048	1,759,271,048

See accompanying notes to financial statements

KAT EXPLORATION INC.

STATEMENTS OF STOCKHOLDERS' DEFICIT

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Net Loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	1,759,271	864,100	(2,636,371)	(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	40,000,000	40,000	–	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	1,834,271,048	$1,834,271	$884,054	$(2,736,843)	$(18,518)

Common Stock issued for consulting services
Additional paid-in capital
Net loss for the Period Ending February 29, 2024	–	–	–	(6,533)	(6,533)
Balance - February 29, 2024	1,834,271,048	$1,834,271	$884,054	$(2,743,376)	$(25,051)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2021	1,759,271,048	$1,759,271	$864,100	$(2,636,371)	$(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 31, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Additional paid-in capital	–	–	19,854	–	19,854
Net loss for the period February 28, 2023	–	–	–	(712)	(712)
Balance - February 28, 2023	1,794,271,048	$1,794,271	$883,954	$(2,681,225)	$(3,000)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Period Ended
	February 29,	February 28,
	2024	2023
Cash flows from operating activities:

Net loss	$(6,533)	$(712)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Accounts Payable and Accrued Expenses:	(5,394)	(19,267)

Net cash used in operating activities	(11,927)	(19,979)

Cash flows from investing activities	–	–

Cash flows from financing activities	11,927	19,854

Net increase (decrease) in cash	–	(125)

Cash, beginning of period	–	125

Cash, end of period	$–	$–

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 29, 2024

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending November 30, 2024 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three and three months ended February 29, 2024 and February 28, 2023:

	Three Months Ended
	February 29,	February 28,
	2024	2023
Weighted average number of common shares outstanding - Basic	1,834,271,048	1,759,271,048
Weighted average number of common shares outstanding - Diluted	1,834,271,048	1,759,271,048

NOTE 4 – INDEBTEDNESS

The previous related party expenses have been moved to additional paid in capital. The new related party expenses are that of the current management team.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended February 29, 2024 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $4,000 to $5,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

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

The Company has decided to concentrate its efforts in the mining sector without regard to geographic location. . In evaluating a potential transaction, the Company analyzes all available factors and make a determination based on a composite of available facts, without reliance on any single factor.

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

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended February 29, 2024, the Company had a loss from operations of $6,533. During the quarter ended February 28, 2023, the loss from operations was $712. No taxes were paid in the quarters ended February 29, 2024 or February 28, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of February 29, 2024, was $(25,051), compared to $(18,518) at November 30, 2023. The attributable net loss was incurred by normal general and administrative operating procedures during the three months ended February 29, 2024.

Net cash used in operating activities was $NIL during the three months ended February 29, 2024, compared to net cash used in operating activities of $125 in the three months ended February 28, 2023.

Cash on hand at February 29, 2024 was NIL, compared to NIL at November 30, 2023.

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2023.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

During the quarter ended February 29, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Composite Amended and Restated Certificate of Incorporation, as amended through January 23, 2004 (incorporated by reference to Exhibit 3.1 on Form 10-12G as filed with the SEC on October 4, 2021)

3.2	Composite Amended and Restated By-Laws, as amended through November 27, 2007 (incorporated by reference to Exhibit 3.2 on Form 10-12G/A as filed with the SEC on February 9, 2022)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from KAT Exploration, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended February 29, 2024, as filed with the Security and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (vi) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT EXPLORATION, INC.

Date: July 16, 2024	By:	/s/ Gregory Klok
Gregory Klok
Chief Executive Officer and Vice President
(duly authorized officer)

Date: July 16, 2024	By:	/s/ Gregory Klok
Chief Financial Officer
(principal financial officer)

