Form 10-K
period 2024-11-30
KAT EXPLORATION, INC.
filed 2025-04-30
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended November 30, 2024
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period From ________ to ________.

Commission file number 001-08589

KAT Exploration, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd, Suite 700 Sunny Isles, FL	33160
(Address of principal executive offices)	(Zip Code)

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

The aggregate market value of the common stock held by non-affiliates was approximately $183,427 based on the price at which the registrant’s common stock on the last business day of the most recently completed third fiscal quarter, August 31, 2024.

As of April 9, 2025, the registrant had 1,834,271,048 shares of common stock issued and outstanding.

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

General

KAT Exploration, Inc. (OTC “KATX”) was incorporated under the laws of the State of Nevada on July 7, 1992 under the name Select Media Communications, Inc. The Company changed its name to In Full Affect, Inc in February 2005, and then to Western Transitions, Inc. in May 2005 and then to KAT Exploration, Inc. in May 2009. The Company maintains its principal executive offices at 323 Sunny Isles Blvd, Suite 745, Sunny Isles, FL, Telephone Number +1 (561) 899-8518. KATX is authorized to issue 2,450,000,000 shares of common stock, .001 par value. The Company had 1,834,271,048 shares of common stock issued and outstanding at April 9, 2025.

The Company has had limited operations since November 30, 2015, and is a “shell company” as defined in Rule 13b-2 of the Exchange Act. Such operations consist of a search for appropriate transactions such as a merger, acquisition, reverse merger or other business combination with an operating business or other appropriate financial transaction. See “Current Business” below.

Current Business

From November 30, 2015, the Company’s operations ceased. The company failed to maintain their OTC and SEC filings at that time. On June 19, 2021, Acropolis Capital Partners was granted the Custodian for KAT Exploration, Inc. (KATX). Acropolis is qualified to serve as custodian because it has satisfied the requirements of NRS 78.347(2). Ash has established a “reasonable likelihood of success” on the merits and that if the relief is not granted, KATX and its shareholders, including Ash will suffer “irreparable harm” because KATX is delinquent in its filing and reporting obligations with OTC Markets. Ryan Ash has appointed Caren Currier as Interim CEO to bring the company current and in good standings while in of a search for a merger, acquisition, reverse merger or a business transaction opportunity with an operating business or other financial transaction; however, there can be no assurance that this plan will be successfully implemented. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period we do not expect to achieve sufficient income to offset our operating expenses, resulting in operating losses that may require us to use and thereby reduce our limited cash balance.

Subsequent to the year ended November 30, 2024, the Company entered into a joint venture with GS Mining Company LLC (“GS Mining”), whereby GS Mining contributed mine leases and other agreements to a newly created limited liability owned 80% by the Company. The purpose of the joint venture is to develop, market, and operate a gold mining and milling company in the State of Colorado. The Company has committed to providing $3.5 million in funding to upgrade the mines and facilities that are a part of the joint venture.

Competition

KAT Exploration, Inc. is in direct competition with many other entities in its efforts to locate suitable transactions. Currently, there are several small-scale mining operations and junior mining companies operating in Colorado where our joint venture with GS Mining operates.

Small-Scale Commercial Operations:

•	Use excavators, wash plants, or small mills.
•	Compete for high-potential claims and permits.
•	Often family-owned or investor-backed LLCs.
•	Higher investment needs and regulatory compliance.

Junior Mining Companies

•	May explore and do test drilling or partner with larger firms.
•	Compete for exploration rights, funding, and long-term claims.
•	Focused more on discovery and resale than long-term extraction.

We consider ourselves a small-scale operator.

Employees and Consultants

The Company currently has one employee. Gregory Klok serves as Chief Executive Officer and Chief Financial Officer.

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

As an early stage developing company we depend on the digital technologies of third parties. Accordingly, the Company and third parties may be subject to attacks on or security breaches in our or their systems. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. The Audit Committee of the Company Board, on the Board’s behalf, will periodically review all enterprise risk management issues, including cyber risk. In the event of a cybersecurity incident impacting us, the management team will report to the Board and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident.

As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

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

Our common stock is quoted on OTC Markets an inter-dealer quotation system. Over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. On November 30, 2024, our common stock was held by 96 shareholders of record.

Period	High	Low
Quarter Ended 11/30/2024	$.00029	$.0002
Quarter Ended 8/31/2024	$.0005	$.0003
Quarter Ended 5/31/2024	$.00001	$.00001
Quarter Ended 2/28/2024	$.0005	$.0005
Quarter Ended 11/30/2023	$.0028	$.0005
Quarter Ended 8/31/2023	$.0008	$.0006
Quarter Ended 5/31/2023	$.0017	$.0007
Quarter Ended 2/28/2023	$.0021	$.0011

Transfer Agent

The transfer agent of the Company’s common stock is Securities Transfer Corporation.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Services

On May 24, 2024 we entered into a convertible promissory note with an investor for $50,000. The note is for 12 months with interest accruing at 18% per annum. The note is convertible at the option of the holder into shares of the Company’s common stock at a Conversion Price per share equal to 80% of the average end of day volume weighted average price per share (“VWAP”) for the Company’s common stock for the ten trading days immediately prior to the Conversion Date. The note will automatically convert into shares of common stock upon the happening of certain trigger events related to acquisition of assets, mine production, an exchange listing or a significant equity offering.

On June 10, 2024, we entered into a convertible promissory note with an investor for $50,000. The note is for 12 months with interest accruing at 18% per annum. The note is convertible at the option of the holder into shares of the Company’s common stock at a Conversion Price per share equal to 80% of the average end of day volume weighted average price per share (“VWAP”) for the Company’s common stock for the ten trading days immediately prior to the Conversion Date. The note will automatically convert into shares of common stock upon the happening of certain trigger events related to acquisition of assets, mine production, an exchange listing or a significant equity offering.

On July 29, 2024, we entered into a convertible promissory note with an investor for $50,000. The note is for 12 months with interest accruing at 18% per annum. The note is convertible at the option of the holder into shares of the Company’s common stock at a Conversion Price per share equal to 80% of the average end of day volume weighted average price per share (“VWAP”) for the Company’s common stock for the ten trading days immediately prior to the Conversion Date. The note will automatically convert into shares of common stock upon the happening of certain trigger events related to acquisition of assets, mine production, an exchange listing or a significant equity offering.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal years ended November 30, 2024 and 2023.

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

General

The Company has limited operations and is actively seeking merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during such period, the Company does not expect to achieve sufficient income to offset its operating expenses, resulting in operating losses that may require the Company to use and thereby reduce its cash balance. For further information on the Company’s plan of operation and business, see Item I, Current Business. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur a loss of between $10,000 to $12,000 for the fourth quarter ending November 30, 2024 and thereafter of between $1,000 to $2,000 per quarter. The increase in fourth quarter expenses relates to a Company audit and 10K filings.

Results of Operations and Financial Condition

During the year ended November 30, 2024, the Company had a loss from operations of $184,802. The loss is attributable to the consulting fee and accounting expenses incurred during the year. During the year ended November 30, 2023, the loss from operations was $56,330.00.

Liquidity and Capital Resources

Stockholders’ deficit as of November 30, 2024 was $193,055, as compared to $18,518 at November 30, 2023. The changes was due to the business being dormant since November 30, 2015.

The Company had cash on hand at November 30, 2023 of $522, as compared to $ NIL at November 30, 2023.

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

During the Company’s fourth fiscal quarter ended November 30, 2024, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

During the quarter ended November 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain written insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The directors and executive officers of the Company are as follows:

Name	Age	Position
Gregory Klok	49	President, Chief Executive Officer, Principal Financial Officer and Director

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

For each of the fiscal years ended November 30, 2024 and 2023 the Company there was no direct compensation awarded to, earned by or paid by us to any of our executive officers.

Stock Options/SAR Grants

There were no (i) stock option/SARs grants, (ii) aggregated option/SAR exercises or (iii) long-term incentive plan awards in the fiscal years ended November 30, 2024 and 2023.

Compensation of Directors

All directors are eligible to receive a fee of $100 for each Board of Directors meeting attended.

The members of the Board as a group received no director fees covering the fiscal years ended November 30, 2024 and 2023. All Board meetings were held telephonically.

Director Compensation for the Fiscal Years Ended November 30, 2024 and 2023

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

Related Party Transactions

Since the beginning of the fiscal years ended November 30, 2024 and 2023, the Company has not been a party to any related party transactions.

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

	Fiscal Year Ended
	November 30, 2024	November 30, 2023
Audit Fees(1)	$5,000	$5,000
Audit-Related Fees(2)	–	–
Tax Fees(3)	–	–
All Other Fees(4)	–	–
Total	$5,000	$5,000

_______________________

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. No such services were provided during the periods reported.
(3)	Tax fees consist of fees for tax compliance, tax advice and tax planning services. Tax compliance services, which relate to the preparation of tax returns, claims for refunds and tax payment-planning services, accounted for all of the tax fees incurred for services provided for the 2024 and 2023 fiscal years.
(4)	The Company was not billed by its independent registered public accounting firm for any other services rendered for the 2024 or 2023 fiscal year.

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

April 30, 2025

KAT EXPLORATION, INC.

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of KAT EXPLORATION, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Kat Exploration, Inc. (the "Company") as of November 30, 2024, and 2023 and the related statements of operations, changes in shareholders' equity and cash flows, for each of the year ended November 30, 2024, and 2023, and the related notes collectively referred to as the "financial statements.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of November 30, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended November 30, 2024, and 2023, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $179,537 for the year ended November 30, 2024, and an accumulated deficit of $2,911,380 at November 30, 2024. The continuation of the Company as a going concern through November 30, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide additional cash to meet the Company’s obligations as they become due.

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

April 22 , 2025

Lagos Nigeria

KAT EXPLORATION, INC.

BALANCE SHEETS

	November 30, 2024	November 30, 2023
ASSETS
Current Assets:
Cash and bank	$522	$–
Prepaid rent	–	5,000

Total Assets	$522	$5,000

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Parties	$185,160	$10,925
Accrued Expense and Accounts Payable	13,417	12,593
Total Liabilities	198,578	23,518

Stockholders' Deficit:
Common stock, $0.001 par value; 1,834,271,048 shares issued and outstanding as of November 30, 2024 and 1,834,271,048 as of November 30, 2023	1,834,271	1,834,271
Additional paid-in capital	884,054	884,054
Accumulated deficit	(2,916,380)	(2,736,843)

Total Stockholders’ Deficit	(198,055)	(18,518)

Total Liabilities and Stockholders' Deficit	$522	$5,000

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENTS OF OPERATIONS

	For the Years Ended
	November 30,
	2024	2023
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	179,537	56,330
Total operating expenses	179,537	56,330

Loss from operations	(179,537)	(56,330)

Other Income / (Expense)	–	–

Net Income / (loss)	$(179,537)	$(56,330)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,834,271,048	1,834,271,048

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION INC.

STATEMENT OF CHANGES IN STOCKHOLDERS (DEFICIT)

For the Years Ended November 30, 2024, and 2023

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance - December 1, 2020	1,759,271,048	$1,759,271	$864,100	$(2,623,371)	$–

Net Loss for the year	–	–	–	(13,000)	(13,000)
Balance - November 30, 2021	1,759,271,048	1,759,271	864,100	(2,636,371)	(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	40,000,000	40,000	–	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	1,834,271,048	$1,834,271	$884,054	$(2,736,843)	$(18,518)

Common Stock issued for consulting services	–	–	–	–	–
Additional paid-in capital	–	–	–	–	–
Net loss for the year	–	–	–	(179,537)	(179,537)
Balance - November 30, 2024	1,834,271,048	$1,834,271	$884,054	$(2,916,380)	$(198,055)

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended
	November 30,
	2024	2023
Cash flows from operating activities:

Net loss	$(179,537)	$(56,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities	180,059	(3,749

Net cash used in operating activities	522	(60,079)

Cash flows from investing activities	–	–

Cash flows from financing activities	–	19,954
Common stock issued for services	–	40,000
Net cash used in financing activities	–	59,954

Net increase (decrease) in cash	522	(125)

Cash, beginning of year	–	125

Cash, end of year	$522	$–

The accompanying notes are an integral part of these financial statements.

KAT EXPLORATION, INC.

Notes to the Financial Statements

November 30, 2024 and 2023

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $522 in cash equivalents for the years ended November 30, 2024 and $NIL in 2023.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period. The weighted average number of common shares outstanding and potentially outstanding common shares assumes that the Company incorporated as of the beginning of the first period presented. For the years ended November 30, 2024 and 2023, the diluted loss per share is the same as the basic loss per shares as the inclusion of any potentially dilutive shares would result in anti- dilution due to the net loss incurred by the Company

Recent Accounting Pronouncements

The Company has implemented all applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $179,537 for the year ended November 30, 2024, and an accumulated deficit of $2,916,380 at November 30, 2024. The continuation of the Company as a going concern through November 30, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

NOTE 4 – INCOME TAXES

The Company’s deferred tax asset relates to net operating losses that may be carried forward to future years. At November 30, 2024, the Company has available net operating losses of $2,911,380 and $2,911,380 for federal and state income taxes, respectively.

No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will not be utilized. Accordingly, the potential tax benefits of the loss carry-forward are offset by a valuation allowance of the same amount. The Company’s increase in valuation allowance of NIL during the year ended November 30, 2023, was recorded to offset the deferred tax benefit of the Company’s tax loss for the year.

The Company’s decrease in valuation of $NIL during the year ended November 30, 2024, was recorded to offset the deferred tax expense incurred during the year ended November 30, 2023, which was attributable to the change in the federal statutory rate which impacted the deferred tax asset associated with the Company’s net operating losses that can be utilized to offset future taxable income of the Company.

Net deferred tax assets consist of the following components as of:

	November 30, 2024	November 30, 2023
Federal income tax benefit attributable to:
Current Operations	$–	$–
Less: valuation allowance	–	–
Net provision for Federal income taxes	$–	$–

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the fiscal years ending, due to the following:

	November 30, 2024	November 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$–	$–
Less: valuation allowance	–	–
Net deferred tax asset	$–	$–

As of November 30, 2024, and 2023, the Company does not believe that it has taken any tax positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next twelve months. The Company’s income tax returns are subject to examination by the appropriate taxing jurisdictions. As of November 30, 2024, the Company’s income tax returns generally remain open for examination for three years from the date filed with each taxing jurisdiction.

NOTE 5 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

None.

