Form 10-Q
period 2025-02-28
KAT EXPLORATION, INC.
filed 2025-05-13
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: February 28, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 001-08589

KAT EXPLORATION, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd Suite 700 Sunny Isles, FL	33160
(Address of principal executive offices)	(Zip Code)

(561) 899-8518
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 25, 2025, the registrant had 1,834,271,048 shares of common stock, par value $.001 per share, issued and outstanding.

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

Factors that could cause or contribute to such differences may include, but are not limited to, those described under the heading “Risk Factors” which may be included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024 as filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect events or circumstances that may arise after the date of this report, except as required by applicable securities laws. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company’s other reports filed with the Commission that advise interested parties of the risks and factors that may affect the Company’s business.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

KAT EXPLORATION, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

BALANCE SHEETS

	February 28, 2025 (Unaudited)	November 30, 2024
ASSETS
Current Assets:
Cash and bank	$522	$522
Prepaid Rent	0	0

Total Assets	$522	$522

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Notes Due	$265,566	$185,160
Accrued Expense	13,417	13,417
Total Liabilities	278,983	198,578

Stockholders’ Deficit:
Common stock, $0.001 par value; 2,000,000,000 shares authorized, 1,834,271,048 shares issued and outstanding	1,834,271	1,834,271
Additional paid-in capital	884,054	884,054
Accumulated deficit	(2,996,786)	(2,916,380)

Total Stockholders’ Deficit	(278,461)	(198,055)

Total Liabilities and Stockholders’ Deficit	$522	$522

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENT OF OPERATIONS (UNAUDITED)

	For the Three-Month Period Ended
	February 28, 2025	February 29, 2024
Revenue	$–	$–

Operating Expenses:
General & administrative expenses	80,406	6,533
Total operating expenses	80,406	6,533

Loss from operations	(80,406)	(6,533)

Other Income / (Expense)	–	–

Net Income / (loss)	$(80,406)	$(6,533)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average shares	1,834,271,048	1,834,271,048

See accompanying notes to financial statements

KAT EXPLORATION, INC.

STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three-Month Periods Ended (Unaudited)
	February 28, 2025	February 29, 2024
Cash flows from operating activities:

Net loss	$(80,406)	$(6,533)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Accounts Payable and Accrued Expenses	(0)	(5,394)

Net cash used in operating activities	(80,406)	(11,927)

Cash flows from investing activities	–	–

Cash flows from financing activities	80,406	11,927

Net increase (decrease) in cash	(0)	(0)

Cash, beginning of period	522	0

Cash, end of period	$522	$–

See accompanying notes to unaudited financial statements

KAT EXPLORATION INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT (UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2021	1,759,271,048	1,759,271	864,100	(2,636,371)	(13,000)

Common Stock issued for consulting services	30,000,000	30,000	–	–	30,000
Common Stock issued for employee compensation	5,000,000	5,000	–	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	40,000,000	40,000	–	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	1,834,271,048	$1,834,271	$884,054	$(2,736,843)	$(18,518)

Common Stock issued for consulting services	–	–	–	–	–
Additional paid-in capital	–	–	–	–	–
Net loss for the year	–	–	–	(179,537)	(179,537)
Balance - November 30, 2024	1,834,271,048	$1,834,271	$884,054	$(2,916,380)	$(198,055)

Common Stock issued for consulting services	–	–	–	–	–
Additional paid-in capital	–	–	–	–	–
Net loss for the Three Month Period Ended February 28, 2025	–	–	–	(80,406)	(80,406)
Balance February 28, 2025	1,834,271,048	$1,834,271	$884,054	(2,996,786)	(278,461)

			Additional		Total
	Common Stock		Paid in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	(Deficit)

Balance - November 30, 2022	1,794,271,048	$1,794,271	$864,100	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	40,000,000	40,000	–	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	1,834,271,048	$1,834,271	$884,054	$(2,736,843)	$(18,518)

Additional paid-in capital	–	–	–	–	–
Net loss for the period February 29, 2024	–	–	–	(6,533)	(6,533)
Balance - February 29, 2024	1,834,271,048	$1,834,271	$883,054	$(2,743,376)	$(25,051)

See accompanying notes to financial statements

KAT EXPLORATION, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2025

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair representation have been included herein. Operating results are not necessarily indicative of the results which may be expected for the year ending November 30, 2025 or other future periods. For further information, refer to the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

NOTE 2 – RELATED PARTY TRANSACTIONS

Since the beginning of the fiscal year ended November 30, 2023, the Company has not entered into any material related party transactions.

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

Basic and diluted loss per common share was calculated using the following number of shares for the three months ended February 28, 2025 and 2024:

Three Months Ended February 28:	2025	2024
Weighted average number of common shares outstanding - Basic	1,834,271,048	1,834,271,048
Weighted average number of common shares outstanding - Diluted	1,834,271,048	1,834,271,048

NOTE 4 – INDEBTEDNESS

The previous related party expenses have been moved to additional paid in capital. The new related party expenses are that of the current management team.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

FORWARD-LOOKING STATEMENTS

The following discussion may contain forward-looking statements regarding the Company, its business prospects and its results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company’s actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. The risks and uncertainties may be summarized in other documents that the Company may file with the Securities Exchange Commission, such as our Annual Report on Form 10-K for the year ended November 30, 2024. These forward-looking statements reflect our view only as of the date of this report. The Company cannot guarantee future results, levels of activity, performance, or achievement. The Company does not undertake any obligation to update or correct any forward-looking statements.

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended February 28, 2025 remained unchanged. Until the Company completes a merger, reverse merger or other financial transaction, and unless interest rates increase dramatically, the Company expects to continue to incur losses between $4,000 to $5,000 per quarter. The Company does not have any arrangements with banks or financial institutions with respect to the availability of financing in the future.

The payment of any cash distributions is subject to the discretion of our board of directors. At this time, the Company has no plans to pay any additional cash distributions in the foreseeable future.

CURRENT BUSINESS

In January 2025 the Company entered into a joint venture with GS Mining Company LLC (“GS Mining”), whereby GS Mining contributed mine leases and other agreements to a newly created limited liability company owned 80% by the Company. The purpose of the joint venture is to develop, market, and operate a gold mining and milling company in the State of Colorado. The Company has committed to providing $3.5 million in funding to upgrade the mines and facilities that are a part of the joint venture. This commitment is subject to the Company’s ability to secure adequate financing.

The Company intends to enter into additional joint ventures related to the mining and processing of gold and other metals.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended February 28, 2025, the Company had a loss from operations of $80,406. During the quarter ended February 29, 2024, the loss from operations was $6,533. The increase in the Company’s loss was due to expenses related to entering in the GS Mining Joint Venture. No taxes were paid in the quarters ended February 28, 2025 or 2024.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of February 28, 2025, was $(278,461), compared to $(198,055) at November 30, 2024. The increased net loss was primarily attributable to general and administrative expenses and costs associated with the GS Mining joint venture. The Company will be required to raise additional capital to meet its $3.5 million funding commitment to the GS Mining joint venture.

Net cash used in operating activities was $80,406 during the three months ended February 28, 2025, compared to net cash used in operating activities of $(11,927) in the three months ended February 29, 2024.

Cash on hand at February 28, 2025 was $522, compared to $522 at November 30, 2024.

The Company has no material off-balance sheet arrangements. There has been no material change in any contractual obligation as reported in the Company’s Annual Report on Form 10-K for the fiscal year ended November 30, 2024.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of February 28, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended February 28, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Management does not believe that there are significant deficiencies in the design or operation of the Company’s internal controls that could adversely affect the Company’s ability to record, process, summarize and report financial data.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the quarter ended February 28, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Designation of Series A Preferred Stock

3.2	Amendment to Designation of Series A Preferred Stock

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from KAT Exploration, Inc.’s Quarterly Report on Form 10-Q for the fiscal period ended February 28, 2025, as filed with the Securities and Exchange Commission, formatted in iXBRL (Inline eXtensible Business Reporting Language): (i) Condensed Balance Sheets; (ii) Condensed Statements of Operations; (iii) Condensed Statements of Cash Flows; (iv) Condensed Statements of Stockholders’ Equity; and (v) the Notes to the Condensed Financial Statements.

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KAT EXPLORATION, INC.

Date: May 13, 2025	By:	/s/ Gregory Klok
Gregory Klok
Chief Executive Officer (Principal Executive Officer)
Chief Financial Officer (Principal Financial Officer)

