Form 10-Q
period 2025-05-31
Golkor Inc.
filed 2025-07-21
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: May 31, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 001-08589

GOLKOR INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-2737873
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

323 Sunny Isles Blvd Suite 745 Sunny Isles, FL	33160
(Address of principal executive offices)	(Zip Code)

(786) 590-5203
(Registrant’s telephone number, including area code)

KAT EXPLORATION, INC.

(Former name or former address, if changed since last report)

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

As of July 7, 2025, the registrant had 38,286,915 shares of common stock issued and outstanding.

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

BALANCE SHEETS

(UNAUDITED)

	May 31, 2025	November 30, 2024
ASSETS
Current Assets:
Cash and bank	$522	$522
Project Deposit	287,250	–

Total Assets	$287,772	$522

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Due to Related Party	$609,362	$185,160
Accrued Expense	9,069	13,417
Total Liabilities	618,431	198,578

Stockholders' Deficit:
Common stock, $0.001 par value; 282,196 shares issued and outstanding	282	282
Additional paid-in capital	2,718,043	2,718,043
Accumulated deficit	(3,048,988)	(2,916,380)

Total Stockholders’ Deficit	(330,660)	(198,055)

Total Liabilities and Stockholders' Deficit	$287,772	$522

See accompanying notes to financial statements

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended May 31,		For the Six Months Ended May 31,
	2025	2024	2025	2024

Revenue	$–	–	$–	$–

Operating Expenses:
Consulting Expense	–	–	–	6,181
General & administrative expenses	52,199	6,529	132,605	6,633
Total operating expenses	52,199	6,529	132,605	12,814

Loss from operations	(52,199)	(6,529)	(132,605)	(12,814)

Other Income / (Expense)	–	–	–	–

Net Income / (loss)	$(52,199)	$(6,529)	$(132,605)	$(12,814)

Basic and diluted loss per share	$(0.18)	$(0.02)	$(0.47)	$(0.05)

Basic and diluted weighted average shares	282,196	282,196	282,196	282,196

See accompanying notes to financial statements

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended May 31,
	2025	2024
Cash flows from operating activities:

Net loss	$(132,605)	$(12,814)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in Accounts Payable and Accrued Expenses:	(4,348)	888

Net cash used in operating activities	(136,953)	(11,927)

Cash flows from investing activities	(287,250)	19,927

Cash flows from financing activities	424,202	–

Net increase (decrease) in cash	–	8,000

Cash, beginning of period	522	–

Cash, end of period	$522	$8,000

See accompanying notes to financial statements

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

STATEMENTS OF STOCKHOLDERS' DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance - November 30, 2021	270,657	$271	$2,631,100	$(2,636,371)	$(13,000)

Common Stock issued for consulting services	4,615	5	29,995	–	30,000
Common Stock issued for employee compensation	769	1	4,999	–	5,000
Net loss for the year	–	–	–	(44,142)	(44,142)
Balance - November 30, 2022	276,042	$276	$2,630,767	$(2,680,513)	$(22,142)

Common Stock issued for consulting services	6,154	6	39,994	–	40,000
Additional paid-in capital	–	–	19,954	–	19,954
Net loss for the year	–	–	–	(56,330)	(56,330)
Balance - November 30, 2023	282,196	$282	$2,718,043	$(2,736,843)	$(18,518)

Common Stock issued for consulting services	–	–	–	–	–
Additional paid-in capital	–	–	–	–	–
Net loss for the year	–	–	–	(179,537)	(179,537)
Balance - November 30, 2024	282,196	$282	$2,718,043	$(2,916,380)	$(198,055)

Common Stock issued for consulting services	–	–	–	–	–
Additional paid-in capital	–	–	–	–	–
Net loss for the Period Ending 2.28.25	–	–	–	(80,406)	(80,406)
Balance - February 28, 2025	282,196	$282	$2,718,043	$(2,996,786)	$(278,461)

Net loss for the Period Ending 5.31.25	–	–	–	(52,199)	52,199
Balance - May 31, 2025	282,196	$282	$2,718,043	$(3,048,985)	$(330,660)

See accompanying notes to financial statements

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Cash and Cash Equivalents

The Company considers all cash accounts, which are not subject to withdrawal restrictions or penalties, and all highly liquid debt instruments purchased with a maturity of three months or less as cash and cash equivalents. The carrying amount of financial instruments included in cash and cash equivalents approximates fair value because of the short maturities for the instruments held. There were $522 in cash equivalents as at May 31, 2025 and $522 as at year ended November 30, 2024.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming the company will continue as a going concern as disclosed in Note 3 to the financial statement, the Company has continuously incurred a net loss of $52,199 for the period ended May 31, 2025, and an accumulated deficit of $3,048,988 as at May 31, 2025. The continuation of the Company as a going concern through May 31, 2025, is dependent upon improving the profitability and the continuing financial support from its stockholders. Management believes the existing shareholders or external financing will provide the additional cash to meet the Company’s obligations as they become due.

NOTE 4 – SUBSEQUENT EVENTS

On July 7, 2025, the Company entered into a Convertible Note with a single investor for $77,000. The note is for 24 months with interest accruing at 18% per annum. The note is convertible at the option of the holder into shares of the Company’s common stock at a Conversion Price per share equal to 80% of the average end of day volume weighted average price per share (“VWAP”) for the Company’s common stock for the ten trading days immediately prior to the Conversion Date. The note will automatically convert into shares of common stock upon the happening of certain trigger events related to acquisition of assets, mine production, an exchange listing or a significant equity offering.

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

ANALYSIS OF OPERATIONS AND FINANCIAL CONDITION

The Company has limited operations and is actively seeking a merger, reverse merger, acquisition or business combination opportunities with an operating business or other financial transaction opportunities. Until a transaction is effectuated, the Company does not expect to have significant operations. Accordingly, during this period the Company does not expect to achieve sufficient income to offset the Company’s operating expenses, resulting in operating losses that may require the Company to use and thereby reduce the Company’s limited cash balance. The Company’s prepaid expenses during the three-months ended May 31, 2025 remained unchanged.

CURRENT BUSINESS

Golkor Inc. (“Company”) intends to consolidate exploration and near-term producing mining assets through strategic joint ventures, acquisitions and construction of processing facilities to become a world class junior mining company. The Company will partner with owners of valuable mining assets which have the potential for near term development or production cap

GS Mining Joint Venture

On January 6, 2025, the Company entered into a joint venture with GS Mining Company LLC (“GS Mining”), whereby GS Mining contributed mine leases and other agreements to a newly created limited liability, Golkor Colorado Mining LLC, owned 80% by the Company. The purpose of the joint venture is to develop, market, and operate a gold mining and milling company in the State of Colorado. The Company has committed to providing $3.5 million to $5 million in funding to upgrade the mines and facilities that are a part of the joint venture.

The property leases and rights contributed by GS Mining include the Bates Hunter Mine and the Golden Gilpin Mill.

The Bates Hunter Mine is located within the town limits of Central City and Black Hawk, Colorado, encompassing 30 patented lode mining claims and 6 parcels of land, offering both surface and mineral rights. The project area is characterized by rugged mountainous terrain at an elevation of approximately 8,500 feet. The Bates Hunter shaft has been dewatered and rehabilitated to its full depth, with a head frame and hoist system in place that is capable of supporting production at rates of up to 200 tons per day.

The Golden Gilpin Mill, located in the Black Hawk Mining District, is set to become a fully operational processing facility capable of milling up to 100 tons per day once upgraded. The Company expects to commence at 24 tons per day in the second quarter of 2025.

Ambex Ghana Joint Venture

On April 20, 2025, the Company entered into a joint venture with Ambex Ghana Limited (“Ambex”), whereby Ambex contributed its licenses and agreements related to the Ashanti Gold Field near Obuasi, Ghana to a newly formed limited liability company, Ambex Golkor LLC, owned 51% by the Company and 49% by Ambex. In consideration of Ambex’s contribution to Ambex Golkor, Ambex is issuing 38,000,000 shares of company common stock to Ambex.

Ambex Golkor expects to conduct direct open-pit and underground mining in the licensed area. The joint venture intends to construct an ore processing facility on the site to process the mined. Additionally, gold bearing ore will be accepted from the 159 licensed local land association miners.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

During the quarter ended May 31, 2025, the Company had a loss from operations of $52,199. During the quarter ended May 31, 2024, the loss from operations was $6,529. The Company did not have any revenue in the quarters ended May 31, 2025 or 2024.

LIQUIDITY AND CAPITAL RESOURCES

Stockholders’ equity as of May 31, 2025, was $(330,660), compared to $(198,000) at November 30, 2024. The attributable net loss was incurred by normal general and administrative operating procedures during the three months ended May 31, 2025.

Net cash used in operating activities was $(136,953) during the Six months ended May 31, 2025, compared to net cash used in operating activities of $(11,927) in the Six months ended May 31, 2024.

Cash on hand at May 31, 2025 was $522, compared to $522 at November 30, 2024.

In connection with the acquisition

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Smaller reporting companies are not required to provide the information required under this Item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management has evaluated, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Disclosure controls and procedures are designed to ensure that information required to be disclosed in the Company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of May 31, 2025.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On May 2, 2025, Anthony Bainbridge was appointed as director or Golkor and as chairman of Golkor’s board of directors.

Mr. Bainbridge, 63, has 42 years of geological and mining experience across Asia, Africa and South America. Currently, he is the president of Ambex Ghana Limited and Chairman of the Board of Asia Intercept Mining Ltd. He has consulted for more than 12 years to large mining groups including BHP-Billiton, Niugini Mining, MIM, and Pan- Continental. He recently managed the development of 3 projects mining tungsten, gold and zinc in South Korea and Australia. Mr. Bainbridge attended the University of Queensland and had a double major in geology and chemistry.

On May 14, 2025, the Company amended its articles of incorporation changing the Company’s name to “Golkor Inc.” Additionally, the Company amended its articles of incorporation to effect a reverse split of its common stock on the basis of 6,500 to 1, and increasing the number of authorized shares of common stock to 2,000,000,000 (two billion).

The name change and reverse split were processed by the Financial Industry Regulatory Authority (FINRA) on May 15, 2025 and effective as of May 16, 2025. The Company’s trading symbol was changed to KATXD and will remain KATXD for 20 business days, after which the symbol will be GKOR.

On July 7, 2025, the Company entered into a Convertible Note with a single investor for $77,000. The note is for 24 months with interest accruing at 18% per annum. The note is convertible at the option of the holder into shares of the Company’s common stock at a Conversion Price per share equal to 80% of the average end of day volume weighted average price per share (“VWAP”) for the Company’s common stock for the ten trading days immediately prior to the Conversion Date. The note will automatically convert into shares of common stock upon the happening of certain trigger events related to acquisition of assets, mine production, an exchange listing or a significant equity offering.

During the quarter ended May 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s filing on Form 10/A filed October 4, 2021)

3.2	Articles of Amendment (incorporated by reference to Exhibit 3.6 of the Company’s filing on Form 10/A filed February 9, 2022)

3.3	Amendment to Articles of Incorporation (incorporated by reference to the Company’s filing on Form 8-K filed May 23, 2025)

3.4	Bylaws (incorporated by reference to Exhibit 3.2 of the Company’s filing on Form 10/A filed February 9, 2022)

10.1	LLC Operating Agreement of Golkor Colorado Mining LLC (incorporated by reference to the Company’s filing on Form 8-K filed May 23, 2025)

10.2	LLC Operating Agreement of Ambex Golkor LLC (incorporated by reference to the Company’s filing on Form 8-K filed May 23, 2025)

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Sec. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	101. INS Inline XBRL Instance Document
101. SCH Inline XBRL Taxonomy Extension Schema Document
101. CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document
101. DEF Inline XBRL Taxonomy Extension Definition Document
101. LAB Inline XBRL Taxonomy Extension Label Linkbase Document
101. PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page formatted in iXBRL (included in Exhibit 101)

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLKOR INC.
(FKA KAT EXPLORATION, INC.)

Date: July 21, 2025	By:	/s/ Gregory Klok
Gregory Klok
Chief Executive Officer and Vice President
(duly authorized officer)

Date: July 21, 2025	By:	/s/ Gregory Klok
Chief Financial Officer
(principal financial officer)

