Form 10-Q
period 2025-08-31
Golkor Inc.
filed 2025-10-17
CIK 1474558

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: August 31, 2025

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From ____________ to ____________.

Commission file number 000-56352

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

As of October 17, 2025, the registrant had 38,286,915 shares of common stock issued and outstanding.

GOLKOR INC.

(FKA KAT EXPLORATION, INC.)

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Golkor, Inc.

FKA Kat Exploration, Inc.

Balance Sheets

	August 31, 2025	November 30, 2024
	(Unaudited)

Assets
Current Assets
Cash	$186,165	$522
Total Current Assets	186,165	522

Investment in joint venture - related parties (equity method)	642,547	–

Investment in joint venture (equity method)	183,900	–

Total Assets	$1,012,612	$522

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable and accrued expenses	$162,761	$20,091
Accounts payable and accrued expenses - related parties	173,299	28,486
Note payable	77,000	–
Convertible notes payable	150,000	100,000
Total Current Liabilities	563,060	148,577

Long Term Liabilities
Note payable - related party	215,000	–
Convertible notes payable	1,077,000	50,000
Total Long Term Liabilities	1,292,000	50,000

Total Liabilities	1,855,060	198,577

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock - $0.0001 par value; 30,000,000 shares authorized Series A Convertible Preferred stock - $0.0001 par value; 1,009 shares designated 1,009 issued and outstanding, respectively	–	–
Common stock - $0.0001 par value, 2,000,000,000 shares authorized 38,286,915 and 282,196 shares outstanding, respectively	3,828	28
Additional paid-in capital	2,718,297	2,718,297
Accumulated deficit	(3,564,573)	(2,916,380)
Total Stockholders’ Deficit	(842,448)	(198,055)

Total Liabilities and Stockholders’ Deficit	$1,012,612	$522

The accompanying notes are an integral part of these unaudited financial statements

Golkor, Inc.

FKA Kat Exploration, Inc.

Statements of Operations

(Unaudited)

	For the Three Months Ended August 31,		For the Nine Months Ended August 31,
	2025	2024	2025	2024

General and administrative expenses	$337,972	$110,626	$470,577	$123,440

Loss from operations	(337,972)	(110,626)	(470,577)	(123,440)

Other expense
Interest expense	(23,614)	(10,365)	(37,078)	(10,365)
Loss from equity method investment - joint venture	(135,598)	–	(135,598)	–
Loss from equity method investment - joint venture - related parties	(4,940)	–	(4,940)	–
Total other expense	(164,152)	(10,365)	(177,616)	(10,365)

Net loss	$(502,124)	$(120,991)	$(648,193)	$(133,805)

Loss per share - basic and diluted	$(0.01)	$(0.43)	$(0.04)	$(0.47)

Weighted average number of shares - basic and diluted	38,286,915	282,196	15,123,507	282,196

The accompanying notes are an integral part of these unaudited financial statements

Golkor, Inc.

FKA Kat Exploration, Inc.

Statement of Stockholders’ Deficit

For the Three and Nine Months Ended August 31, 2025

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

November 30, 2024	1,009	$–	282,196	$28	$2,718,297	$(2,916,380)	$(198,055)

Net loss	–	–	–	–	–	(87,066)	(87,066)

February 28, 2025	1,009	–	282,196	28	2,718,297	(3,003,446)	(285,121)

Fractional share adjustment due to reverse split	–	–	4,719	–	–	–	–

Net loss	–	–	–	–	–	(59,003)	(59,003)

May 31, 2025	1,009	–	286,915	28	2,718,297	(3,062,449)	(344,124)

Issuance of common stock joint venture investment - related parties	–	–	38,000,000	3,800	–	–	3,800

Net loss	–	–	–	–	–	(502,124)	(502,124)

August 31, 2025	1,009	$–	38,286,915	$3,828	$2,718,297	$(3,564,573)	$(842,448)

The accompanying notes are an integral part of these unaudited financial statements

Golkor, Inc.

FKA Kat Exploration, Inc.

Statement of Stockholders’ Deficit

For the Three and Nine Months Ended August 31, 2024

(Unaudited)

	Series A Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

November 30, 2023	1,009	$–	282,196	$28	$2,718,297	$(2,736,843)	$(18,518)

Net loss	–	–	–	–	–	(6,533)	(6,533)

February 29, 2024	1,009	–	282,196	28	2,718,297	(2,743,376)	(25,051)

Net loss	–	–	–	–	–	(6,281)	(6,281)

May 31, 2024	1,009	–	282,196	28	2,718,297	(2,749,657)	(31,332)

Net loss	–	–	–	–	–	(120,991)	(120,991)

August 31, 2024	1,009	$–	282,196	$28	$2,718,297	$(2,870,648)	$(152,323)

The accompanying notes are an integral part of these unaudited financial statements

Golkor, Inc.

FKA Kat Exploration, Inc.

Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended August 31,
	2025	2024

Operating activities
Net loss	$(648,193)	$(133,805)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss from equity method investment - joint venture	135,598	–
Loss from equity method investment - joint venture - related parties	4,940	–
Changes in operating assets and liabilities
Increase (decrease) in
Accounts payable and accrued expenses	142,670	171,926
Accounts payable and accrued expenses - related party	144,813	2,249
Net cash provided by (used in) operating activities	(220,172)	40,370

Investing activities
Cash paid for investment in joint ventures - related parties	(643,687)	–
Cash paid for investment in joint venture	(319,498)	–
Net cash used in investing activities	(963,185)	–

Financing activities
Proceeds from notes payable - related party	215,000	–
Proceeds from notes payable	77,000	–
Proceeds from convertible notes payable	1,077,000	–
Net cash provided by financing activities	1,369,000	–

Net increase in cash	185,643	40,370

Cash - beginning of period	522	–

Cash - end of period	$186,165	$40,370

Supplemental disclosure of cash flow information
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

Supplemental disclosure of non-cash investing and financing activities
Issuance of common stock - joint venture investment - related parties	$3,800	$–

The accompanying notes are an integral part of these unaudited financial statements

GOLKOR, INC.

FKA KAT EXPLORATION, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

AUGUST 31, 2025

Note 1 – Organization and Nature of Operations

Organization and Nature of Operations

Golkor, Inc. (“Golkor,” “GOLK,” “we,” “our,” or the “Company”) was incorporated under the laws of the State of Nevada on July 7, 1997, and was formerly known as KAT Exploration, Inc. until its name change on May 13, 2025.

The Company is engaged in the acquisition, development, and financing of mineral-resource projects through both direct ownership and joint-venture structures. During fiscal 2025, Golkor formalized several mineral development joint ventures in South Africa, Ghana, and the United States (Colorado) to advance gold, silver, lead, zinc, and polymetallic interests. These ventures are structured as limited-liability companies in which Golkor holds equity interests ranging from 51% to 80%, as further described in Note 6 – Joint Venture Arrangements Including Related Parties.

Golkor is in a pre-commercial development stage and has not yet commenced revenue-generating operations. Current activities include:

•	Advancing technical, permitting, and financing readiness of its joint-venture projects;
•	Conducting due diligence and corporate structuring in preparation for future consolidation of project ownership; and
•	Pursuing capital-raising initiatives under its Regulation A offering and other financing programs to support development and working-capital needs.

Until commercial operations commence, the Company’s activities will continue to consist primarily of corporate administration, technical and regulatory project preparation, and funding and compliance efforts associated with its mineral-development portfolio.

Fiscal Year

The Company’s fiscal year end is November 30.

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements (“U.S. GAAP”) and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements.

In the opinion of the Company’s management, the accompanying unaudited financial statements contain all of the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of August 31, 2025 and the results of operations and cash flows for the periods presented. The results of operations for the nine months ended August 31, 2025 are not necessarily indicative of the operating results for the full fiscal year or any future period.

These unaudited financial statements should be read in conjunction with the financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended November 30, 2024 filed with the SEC on April 30, 2025.

Management acknowledges its responsibility for the preparation of the accompanying unaudited financial statements which reflect all adjustments, consisting of normal recurring adjustments, considered necessary in its opinion for a fair statement of its financial position and the results of its operations for the periods presented.

Liquidity and Going Concern

As reflected in the accompanying financial statements, for the nine months ended August 31, 2025, the Company had:

•	Net loss of $648,193; and
•	Net cash used in operations was $220,172

Additionally, at August 31, 2025, the Company had:

•	Accumulated deficit of $3,564,573
•	Stockholders’ deficit of $842,448,
•	Working capital deficit of $376,895; and
•	Cash on hand of $186,165

The Company has had limited operating activities to date and has not generated revenues. Current operations are not sufficient to fund ongoing expenses, and based on present operating levels and cash-usage forecasts, existing cash resources are not expected to be sufficient to fund operations for the twelve months following the issuance of these financial statements without additional financing.

Historically, the Company has relied on financing from related parties and third-party lenders to support operations. There is no assurance that additional financing will be available on commercially reasonable terms, or at all. Furthermore, there is no assurance that any funds raised will be sufficient to enable the Company to achieve profitable operations.

The Company’s future capital requirements and the adequacy of available funds will depend on its ability to identify and pursue strategic opportunities, manage operating costs, and access financing sources.

Current capital needs primarily reflect:

•	Funding working capital and day-to-day operating expenses; and
•	Advancing pre-commercial development activities through its mineral-resource joint ventures and related-party affiliates.

If sufficient capital is not raised, the Company may be required to reduce operating activities, delay development plans, or adjust its overall strategy. These factors raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern and have been prepared on a basis that assumes the Company will continue to realize assets and satisfy liabilities in the ordinary course of business.

Management’s Plans

Management is actively pursuing several actions intended to mitigate these conditions, including:

•	Continuing capital-raising efforts through debt and equity financing, including the Company’s intended Regulation A offering;
•	Advancing joint-venture funding initiatives to transition mineral projects toward commercial production;
•	Implementing cost-management measures to reduce operating expenditures while maintaining essential development activities; and
•	Exploring strategic partnerships or mergers with operating businesses that could provide complementary assets, funding, or cash flow.

While management believes these plans, if successfully executed, will provide the necessary liquidity for ongoing operations, the timing and outcome of such initiatives cannot be assured.

Note 2 – Summary of Significant Accounting Policies

Business Combinations and Asset Acquisitions

The Company accounts for acquisitions in accordance with ASC 805, Business Combinations, and ASC 805-50, Transactions Between Entities Under Common Control.

Business Combinations:

•	Transactions that meet the definition of a business combination are accounted for using the acquisition method. Identifiable assets acquired, liabilities assumed, and any noncontrolling interests are recognized at their respective fair values on the acquisition date. The excess of the consideration transferred over the fair value of the identifiable net assets acquired is recognized as goodwill. Acquisition-related costs are expensed as incurred.

Asset Acquisitions:

•	Transactions that do not meet the definition of a business under ASC 805-10-55-4 through 55-9 are accounted for as asset acquisitions. In such cases, the total purchase price, including direct transaction costs, is allocated to the identifiable assets acquired and liabilities assumed on a relative fair-value basis, and no goodwill is recognized.

The determination of whether an acquisition constitutes a business combination or an asset acquisition requires significant judgment and is based on the nature of the assets acquired, the presence of substantive processes, and whether the arrangement is capable of producing outputs consistent with the definition of a business under ASC 805.

Joint-Venture Evaluations

During the nine months ended August 31, 2025, the Company evaluated the formation of its three joint ventures in accordance with the guidance above:

•	The Company concluded that its two related-party ventures represent asset acquisitions among entities under common control, as the newly formed entities had no pre-existing assets, liabilities, or operations at inception.
•	The third joint venture, formed with an unrelated third party, was also determined to represent an asset acquisition under ASC 805, since the entity likewise had no identifiable assets, liabilities, or substantive processes at the formation date and therefore does not meet the definition of a business.

Accordingly, none of the joint-venture formations qualified as business combinations under ASC 805, and the related investments were recorded as asset acquisitions—with costs allocated to the acquired interests on a relative fair-value basis.

See Note 6.

Equity-Method Investments

The Company accounts for investments in entities over which it has the ability to exercise significant influence, but does not control, using the equity method of accounting in accordance with ASC 323, Investments—Equity Method and Joint Ventures.

Under this method:

•	The investment is initially recorded at cost and subsequently adjusted each period for the Company’s proportionate share of the investee’s net income or loss, which is recognized within “Income (loss) from equity-method investments” in the statements of operations.
•	Distributions received from equity-method investees are recorded as reductions to the carrying amount of the investment.
•	The Company evaluates its equity-method investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recoverable. If an impairment is deemed other than temporary, the investment is written down to its estimated fair value, and the impairment loss is recognized in current-period earnings.
•	Unrealized profits and losses on transactions between the Company and its equity-method investees are eliminated to the extent of the Company’s ownership interest.

Investments accounted for under the equity method are presented as a single-line item on the balance sheets within “Investments in joint ventures (equity method)”.

The Company’s proportionate share of each investee’s results of operations is presented as “Income (loss) from equity-method investments” in the statements of operations.

As of August 31, 2025, the Company’s equity-method investments consist of interests in three joint ventures:

•	Golkor AMI-EBM, LLC (51%) – related party
•	Ambex Golkor JV LLC (51%) – related party
•	Golkor Colorado, LLC (80%) – unrelated third party

Each of these ventures is accounted for under the equity method because the Company has the ability to exercise significant influence over operational and financial policies, but does not possess unilateral control as defined by ASC 810, Consolidation.

Impairment of Equity-Method Investments

The Company evaluates its equity-method investments for indicators of impairment whenever events or changes in circumstances suggest that the carrying amount may not be recoverable.

Indicators of impairment may include:

•	Continued or significant operating losses or negative cash flows of the investee;
•	Deterioration in the investee’s financial condition or liquidity;
•	Adverse legal, regulatory, or economic developments; or
•	Sustained decline in the fair value of the investment below its carrying amount.

If management determines that a decline in fair value is other than temporary, the investment is written down to its estimated fair value, and an impairment loss is recognized in other expense within the statements of operations.

The determination of whether an impairment is other-than-temporary involves significant management judgment, including assessment of the investee’s projected cash flows, business prospects, and the Company’s intent and ability to hold the investment.

For the three and nine months ended August 31, 2025, management reviewed all of the Company’s equity-method investments—including Golkor AMI-EBM, LLC, Ambex Golkor JV LLC, and Golkor Colorado, LLC—and concluded that no indicators of impairment were present. Accordingly, no impairment losses were recognized.

Joint-Venture Arrangements and Related-Party Transactions

The Company evaluates all joint-venture and collaborative arrangements to determine the appropriate accounting treatment in accordance with ASC 810 (Consolidation), ASC 805 (Business Combinations), ASC 323 (Investments—Equity Method and Joint Ventures), and ASC 850 (Related-Party Disclosures).

A joint-venture entity is consolidated when the Company has both (i) ownership of more than 50 percent of the voting interests and (ii) the unilateral ability to direct the activities that most significantly affect the entity’s economic performance.

When such control is absent, but the Company can exercise significant influence, the investment is accounted for under the equity method.

In making this determination, management considers voting and governance provisions, substantive participating rights, and any related-party relationships that may affect control conclusions.

All three joint ventures require unanimous consent for significant operating and financing decisions; accordingly, the Company lacks unilateral control and accounts for each under the equity method pursuant to ASC 323.

Management reassesses these conclusions at each reporting date.

If any venture (i) develops substantive commercial operations meeting the definition of a business under ASC 805-10-55-4 through 55-9, and (ii) the Company obtains control as defined by ASC 810, the venture would be consolidated prospectively from the date control is obtained.

Until such time, the Company continues to apply the equity method and provide related-party disclosures in accordance with ASC 850 and Regulation S-X Rule 4-08(k).

See Note 6.

Business Segments and Expense Disclosure

The Company follows ASC 280, Segment Reporting, which requires public entities to report financial and descriptive information about their reportable operating segments. An operating segment is defined as a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM,” our Chief Executive Officer), and for which discrete financial information is available.

Although the Company holds interests in three mineral-resource joint ventures—Golkor AMI-EBM, LLC; Ambex Golkor JV LLC; and Golkor Colorado LLC—each is accounted for under the equity method and is not consolidated. The CODM reviews these investments collectively as part of overall project development activity rather than as distinct operating segments.

Accordingly, management has determined that the Company currently operates as a single reportable segment, focused on mineral-resource development and corporate administration. The CODM reviews financial information on an overall basis for purposes of evaluating performance and allocating resources.

The Company will adopt ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, effective for its fiscal year beginning December 1, 2024 (fiscal year ending November 30, 2025), with interim disclosures required beginning in fiscal year 2026. This guidance requires disclosure of significant segment expenses that are regularly provided to the CODM. The CODM does not review disaggregated expenses below the overall operating results of the business. Accordingly, no additional segment-level expense disclosures are presented.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the recognition of revenues and expenses during the reporting period. Actual results may differ from these estimates, and such differences could be material.

Changes in estimates are recorded in the period in which they become known and are accounted for prospectively.

Significant estimates and assumptions used in the preparation of these financial statements include, but are not limited to:

•	The fair value of equity-method investments and related-party transactions;
•	The assessment of impairment of long-lived and equity-method assets;
•	The determination of stock-based compensation and share valuations;
•	The evaluation of going-concern uncertainties; and
•	The probability and timing of contingent obligations, such as repayment of funding agreements.

Management bases its estimates on historical experience, industry trends, independent technical information, and other relevant factors that are considered reasonable under the circumstances.

Risks and Uncertainties

In accordance with ASC 275, Risks and Uncertainties, management evaluates conditions and events that could materially affect the Company’s financial position, results of operations, or cash flows.

The Company is currently in a development-stage phase, with ongoing activities focused on advancing mineral-resource projects through its equity-method joint ventures and completing required financing and capitalization initiatives.

The Company’s ability to continue as a going concern is dependent upon the successful execution of these plans and access to sufficient external financing.

Key areas of uncertainty include:

•	The availability and timing of additional financing necessary to fund working capital and project development activities;
•	The ability of joint ventures to secure operating and regulatory approvals and commence production;
•	The identification and consummation of potential strategic or merger opportunities; and
•	Broader market, regulatory, or geopolitical factors that may impact mineral-resource development.

Management continually monitors these conditions and believes that the accompanying financial statements appropriately reflect all known risks and uncertainties as of the reporting date. However, actual outcomes may differ materially from current expectations due to the inherent unpredictability of future events.

Fair Value of Financial Instruments

The Company accounts for financial instruments in accordance with Financial Accounting Standards Board (FASB) ASC 820, Fair Value Measurements, which establishes a framework for measuring fair value and requires related disclosures.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Fair value measurements are determined based on the Company’s principal market, or, if none exists, the most advantageous market for the asset or liability.

Fair Value Hierarchy

ASC 820 requires the use of observable inputs whenever available and establishes a three-tier hierarchy for measuring fair value:

•	Level 1 – Quoted market prices (unadjusted) for identical assets or liabilities in active markets.
•	Level 2 – Observable inputs other than quoted prices in active markets, such as quoted prices for similar assets and liabilities or inputs that are directly or indirectly observable.
•	Level 3 – Unobservable inputs that require significant judgment, including management assumptions and estimates based on available market data.

The classification of an asset or liability within the hierarchy is based on the lowest level of input that is significant to the fair value measurement.

Level 3 valuations generally require more judgment and complexity, often involving a combination of cost, market, or income approaches, as well as assumptions about market conditions, pricing, and other factors.

Fair Value Determination and Use of External Advisors

The Company periodically assesses the fair value of its financial instruments and, when appropriate, engages independent valuation specialists to assist in determining fair value for complex or Level 3 instruments.

Management believes that reported fair values reasonably reflect current market conditions; however, such values may differ from amounts ultimately realized in actual transactions.

Certain nonrecurring fair value measurements—such as those related to equity-method investments, mineral rights, or impairment assessments—utilize Level 3 inputs, including assumptions regarding future cash flows, commodity pricing, and discount rates.

Financial Instruments Carried at Historical Cost

The Company’s financial instruments—including cash, accounts payable and accrued expenses (including related party balances), and certain debt instruments—are recorded at historical cost. As of August 31, 2025 and November 30, 2024, respectively, the carrying amounts of these instruments approximated their fair values due to their short-term maturities.

No financial instruments were measured on a recurring fair value basis as of the reporting date.

Cash and Cash Equivalents and Concentration of Credit Risk

For purposes of the statements of cash flows, the Company considers all highly liquid instruments with a maturity of three months or less at the purchase date and money market accounts to be cash equivalents.

At August 31, 2025 and November 30, 2024, respectively, the Company did not have any cash equivalents.

The Company is exposed to credit risk on its cash and cash equivalents in the event of default by the financial institutions to the extent account balances exceed the amount insured by the FDIC, which is $250,000.

At August 31, 2025 and November 30, 2024, respectively, the Company did not experience any losses on cash balances in excess of FDIC insured limits.

Concentrations

The Company evaluates concentrations of risk in accordance with ASC 275-10, Risks and Uncertainties. A concentration exists when a single customer, supplier, geographic region, or other external factor accounts for a significant portion of revenues, receivables, or supply chain activity (typically >10%).

Disclosure is required only when it is reasonably possible that such concentration could result in a severe near-term impact on the Company’s financial position, results of operations, or cash flows.

As of August 31, 2025 and November 30, 2024, the Company has evaluated its customer, supplier, and geographic exposures and determined that no such concentrations exist that meet the threshold for disclosure.

Income Taxes

The Company accounts for income taxes using the asset and liability method prescribed by FASB ASC 740, Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. These deferred amounts are measured using enacted tax rates expected to apply in the periods when the temporary differences are expected to reverse.

The effect of a change in tax law or tax rates on deferred tax balances is recognized in the period in which the change is enacted.

All deferred tax assets and liabilities are presented as noncurrent in the Company’s balance sheet, regardless of the classification of the related asset or liability for financial reporting purposes.

Uncertain Tax Positions

The Company evaluates uncertain tax positions, which requires that a tax position be recognized in the financial statements only if it is more likely than not (greater than 50% likelihood) to be sustained upon examination by tax authorities.

As of August 31, 2025 and November 30, 2024, respectively, the Company had no uncertain tax positions that qualified for recognition or disclosure in the financial.

The Company also recognizes interest and penalties related to uncertain tax positions in other expense in the statement of operations. No interest and penalties were recorded for the nine months ended August 31, 2025 and 2024, respectively.

Valuation of Deferred Tax Assets

The Company’s deferred tax assets include certain future tax benefits, such as net operating losses (NOLs), tax credits, and deductible temporary differences. A valuation allowance is required if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.

The Company reviews the realizability of deferred tax assets on a quarterly basis, or more frequently if circumstances warrant, considering both positive and negative.

Factors Considered in Valuation Allowance Assessment

The Company evaluates multiple factors in determining whether a valuation allowance is necessary, including:

•	Historical earnings trends (cumulative pre-tax income or losses in the most recent three-year period)
•	Future financial projections, including expected taxable income based on long-term estimates of business performance and market conditions
•	Statutory carryforward periods for net operating losses and other deferred tax assets
•	Prudent and feasible tax planning strategies that could impact the realization of deferred tax assets
•	Nature and predictability of temporary differences and the timing of their reversal
•	Sensitivity of financial forecasts to external factors such as commodity prices, market demand, and operational risks

While cumulative three-year losses are a strong indicator that a valuation allowance may be needed, a valuation allowance determination is not solely based on past losses—all available positive and negative evidence must be considered.

Valuation Allowance Determination

At August 31, 2025 and November 30, 2024, respectively, the Company recorded a full valuation allowance against its deferred tax assets, resulting in a net carrying amount of $0. This determination was based on cumulative losses in recent years and the lack of sufficient positive evidence to support the realization of deferred tax assets in the near term.

The Company will continue to evaluate its valuation allowance each reporting period and will recognize deferred tax assets in the future if sufficient positive evidence emerges to support their realization.

Basic and Diluted Earnings (Loss) per Share

The Company computes earnings per share (“EPS”) in accordance with ASC 260, Earnings Per Share.

Basic EPS is calculated by dividing net loss available to common stockholders by the weighted-average number of common shares outstanding during the period.

Diluted EPS includes the effect of potential common shares when their inclusion would be dilutive.

Because the Company incurred a net loss for all periods presented, potentially dilutive securities are excluded from the computation of diluted EPS as their effect would be anti-dilutive. Accordingly, basic and diluted EPS are identical for the periods presented.

The following potentially dilutive equity securities outstanding for the nine months ended August 31, 2025 and 2024, were as follows:

	August 31, 2025	August 31, 2024
Series A, convertible preferred stock	347,683,475	2,562,618
Convertible notes payable	245,529	–
Total common stock equivalents	347,929,004	2,562,618

Series A Convertible Preferred Stock

The holders of the Company’s Series A, Convertible Preferred Stock are entitled, at their option, to convert their shares into an amount of common stock such that, on an as-converted basis, they collectively hold 90% of the Company’s total issued and outstanding common stock. The conversion feature is designed to maintain 90% equivalent ownership on a fully diluted basis.

For the nine months ended August 31, 2025, the conversion of all Series A Preferred shares would result in 347,683,475 common stock equivalents, representing approximately 90 percent of the total common shares outstanding on a fully diluted basis. The remaining 10 percent, or 38,286,915 shares, represents the currently issued and outstanding common stock of the Company. Accordingly, the total fully diluted common shares outstanding at that date would be 386,215,919.

For the nine months ended August 31, 2024, the conversion of all Series A Preferred shares would have resulted in 2,562,618 common stock equivalents, representing approximately 90 percent of the total common shares outstanding on a fully diluted basis. The remaining 10 percent, or 282,196 shares, represents the issued and outstanding common stock of the Company. Accordingly, the total fully diluted common shares outstanding at that date would have been 2,844,813.

For purposes of computing earnings per share (“EPS”), the Company includes the effect of the Series A Preferred Stock on a fully diluted basis, as if all shares were converted into common stock at the beginning of the period (or on the issuance date, if later). Because the conversion formula is designed to maintain a fixed ownership percentage rather than a fixed conversion ratio, the calculation reflects the 90 percent equivalent ownership at each reporting date. The resulting common stock equivalents are included in the denominator for diluted EPS in accordance with ASC 260, Earnings Per Share.

Management evaluated the conversion feature under ASC 815 (Derivatives and Hedging) and ASC 480 (Distinguishing Liabilities from Equity) and determined:

•	The feature is indexed solely to the Company’s own stock and does not require cash settlement.
•	It does not meet the definition of a derivative liability under ASC 815.
•	It does not meet the definition of a liability under ASC 480, as it is not mandatorily redeemable and requires settlement solely in shares.

Accordingly, the Series A Convertible Preferred Stock is classified as permanent equity within the accompanying balance sheets.

Related Parties

The Company defines related parties in accordance with ASC 850, “Related Party Disclosures,” and SEC Regulation S-X, Rule 4-08(k). Related parties include entities and individuals that, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company.

Related parties include, but are not limited to:

•	Principal owners of the Company.
•	Members of management (including directors, executive officers, and key employees).
•	Immediate family members of principal owners and members of management.
•	Entities affiliated with principal owners or management through direct or indirect ownership.
•	Entities with which the Company has significant transactions, where one party has the ability to exercise control or significant influence over the management or operating policies of the other.

A party is considered related if it has the ability to control or significantly influence the management or operating policies of the Company in a manner that could prevent either party from fully pursuing its own separate economic interests.

The Company discloses all material related party transactions, including:

•	The nature of the relationship between the parties.
•	A description of the transaction(s), including terms and amounts involved.
•	Any amounts due to or from related parties as of the reporting date.
•	Any other elements necessary for a clear understanding of the transactions’ effects on the financial statements.

Disclosures are made in accordance with ASC 850-10-50-1 through 50-6 and SEC Regulation S-X, Rule 4-08(k), which requires registrants to disclose material related party transactions and their effects on the financial position and results of operations.

Accrued Expenses – Related Party

At August 31, 2025 and November 30, 2024, the Company owed an aggregate $173,299 and $28,486, respectively, to its Chief Executive Officer and a related family member as well as its Chairman of the Board of Directors and a related family member. These amounts represent corporate expenses that were paid personally by these individuals on behalf of the Company.

The advances are non-interest bearing, unsecured, and due on demand, and no formal repayment terms have been established. The Company did not incur or pay any interest or other charges on these balances during the periods presented.

These balances are included in accounts payable and accrued expenses – related parties in the accompanying balance sheets.

See Note 3 for discussion of related party debt;

See Note 5 for discussion of related party equity transactions; and

See Note 6 for discussion of related party joint venture agreements

Recent Accounting Standards

Adopted Accounting Standards

ASU 2023-07 — Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures

In November 2023, the FASB issued ASU 2023-07 to improve disclosures related to reportable segments. The standard requires:

•	Enhanced disclosure of significant segment expenses regularly reviewed by the Chief Operating Decision Maker (CODM), even if those expenses are not allocated in segment profit or loss.
•	More detailed descriptions of how segment profit or loss is measured, and how reported measures align with internal management reporting.

For a company with a November 30 fiscal year-end, the standard is effective beginning with the fiscal year starting December 1, 2024 (year ending November 30, 2025), with interim disclosures required beginning in the first interim period of fiscal year 2026. Management determined the adoption did not have a material impact on its financial statement disclosures.

ASU 2023-09 — Income Taxes (Topic 740): Improvements to Income Tax Disclosures

Issued in December 2023, ASU 2023-09 enhances income tax disclosures by:

•	Requiring standardized disaggregation of the effective tax rate reconciliation into prescribed categories.
•	Mandating jurisdictional disclosure of income taxes paid, broken out by federal, state, and significant foreign jurisdictions.
•	Expanding narrative explanations for reconciling items and effective tax rate fluctuations.

This guidance is effective for public business entities for fiscal years beginning after December 15, 2024.

For a November 30 fiscal year-end, that means adoption begins with the fiscal year starting December 1, 2025 (year ended November 30, 2026). The Company is currently evaluating the effect of this standard on its disclosures.

Adopted Accounting Standards (Not Yet Adopted)

In November 2024, the FASB issued ASU 2024-03, which requires further disaggregation of certain income statement expense categories (e.g., inventory purchases, employee compensation, depreciation and amortization, selling expenses).

The guidance is effective for public business entities for annual reporting periods beginning after December 15, 2026, and for interim periods within those fiscal years beginning after December 15, 2027.

Early adoption is permitted. The Company is assessing the potential impact of this guidance and does not expect a material effect on its financial position, results of operations, or cash flows.

Other Accounting Standards Updates

The FASB has issued other technical corrections and narrow-scope amendments across various accounting topics. These updates are not expected to have a material impact on the Company’s financial statements.

Reclassifications

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation. These reclassifications had no material impact on the Company’s results of operations, stockholders’ deficit, or cash flows.

Note 3 – Debt

The following represents a summary of the Company’s debt and key terms (notes payable, notes payable – related party and convertible notes payable) at August 31, 2025 and November 30, 2024:

	Issue Date	Maturity Date	Interest Rate	Default Interest Rate	Collateral	Related Party	Conversion Price	Debt Type
Loan #1	May 27, 2024	May 27, 2026	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #2	June 3, 2024	June 3, 2026	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #3	July 29, 2024	July 29, 2026	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #4	April 29, 2025	A	0%	0%	Unsecured	No	N/A	Notes Payable
Loan #5	July 7, 2025	July 7, 2027	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #6	July 31, 2025	July 31, 2027	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #7	July 31, 2025	July 31, 2027	18%	0%	Unsecured	No	$5.20/share	Convertible Notes Payable
Loan #8	July 24, 2025	September 30, 2027	0%	12%	Unsecured	Yes	N/A	Notes Payable - Related Party

A – see below for additional discussion of loan #4.

The following represents a summary of the Company’s convertible notes payable at August 31, 2025 and November 30, 2024:

November 30, 2023	$–
Proceeds	150,000
November 30, 2024	150,000
Proceeds	1,077,000
August 31, 2025	$1,227,000

The following represents a detail of the Company’s convertible notes payable at August 31, 2025 and November 30, 2024:

	Nine Months Ended August 31, 2025
	November 30, 2024	Proceeds	Repayments	August 31, 2025	Short Term	Long Term	In Default
Loan #1	$50,000	$–	$–	$50,000	50,000	$–	$–
Loan #2	50,000	–	–	50,000	50,000	–	–
Loan #3	50,000	–	–	50,000	50,000	–	–
Loan #5	–	77,000	–	77,000	–	77,000	–
Loan #6	–	800,000	–	800,000	–	800,000	–
Loan #7	–	200,000	–	200,000	–	200,000	–
Total	$150,000	$1,077,000	$–	$1,227,000	$150,000	$1,077,000	$–

	Year Ended November 30, 2024
	November 30, 2023	Proceeds	Repayments	November 30, 2024	Short Term	Long Term	In Default
Loan #1	$–	$50,000	$–	$50,000	$–	$50,000	–
Loan #2	–	50,000	–	50,000	50,000	–	–
Loan #3	–	50,000	–	50,000	50,000	–	–
Total	$–	$150,000	$–	$150,000	$100,000	$50,000	$–

Convertible Notes Payable – Terms

Conversion Rights

For each of the convertible notes issued and outstanding, these notes are convertible, at the holder’s option, at any time prior to repayment into shares of the Company’s common stock, at a conversion price equal to $5.20/share.

These notes also provides for automatic (mandatory) conversion upon the occurrence of specified trigger events, including:

•	The Company’s common stock becoming listed on a national securities exchange (e.g., Nasdaq, NYSE);
•	The Company processing at least 100 tons of ore per day for 30 consecutive days;
•	Acquisition by the Company of a majority interest in Ambex Ghana Limited;
•	Acquisition of assets with a value of at least $5 million; or
•	Completion of an equity offering raising at least $5 million.

If any trigger event occurs, the conversion rate remains fixed at the then applicable conversion price.

Redemption

These notes are unsecured and not subject to redemption without the holder’s consent.

Beneficial Ownership Limitation

The holder’s beneficial ownership upon conversion is limited to a maximum of 9.99% of the Company’s outstanding common stock.

Default Provisions

These notes contain customary default provisions, including failure to pay principal or interest when due, breach of covenants, bankruptcy, cessation of trading, or delisting of the Company’s securities. In the event of default, the holder may accelerate repayment of the full principal and accrued interest.

The following represents a summary of the Company’s note payable – related party:

November 30, 2024	$–
Proceeds	215,000
August 31, 2025	$215,000

The following represents a detail of the Company’s note payable – related party at August 31, 2025 and November 30, 2024:

	Nine Months Ended August 31, 2025
	November 30, 2024	Proceeds	Repayments	August 31, 2025	Short Term	Long Term	In Default
Loan #8	$–	$215,000	$–	$215,000	$–	$215,000	$–
Total	$–	$215,000	$–	$215,000	$–	$215,000	$–

The note represents advances made by a third party to the Company during the 2nd quarter of 2025. During the 3rd quarter of 2025, the Company’s Chairman of the Board of Directors acquired this note (in a private transaction) and became the lender to the Company. The advances had been used for working-capital purposes.

The following represents a summary of the Company’s note payable:

November 30, 2024	$–
Proceeds	77,000
August 31, 2025	$77,000

The following represents a detail of the Company’s note payable – related party at August 31, 2025 and November 30, 2024:

	Nine Months Ended August 31, 2025
	November 30, 2024	Proceeds	Repayments	August 31, 2025	Short Term	Long Term	In Default
Loan #4	$–	$77,000	$–	$77,000	$77,000	$–	$–
Total	$–	$77,000	$–	$77,000	$77,000	$–	$–

Loan #4

On April 29, 2025, the Company executed a Funding Agreement in connection with a planned gold-refining transaction.

Under the terms of the arrangement, the Company received $77,000, which was deposited into an escrow account to cover documentation, declaration, clearing, and storage costs associated with the refining process.

If the refining transaction is not successfully completed, the Company is obligated to repay $80,000 within ten (10) business days of the transaction being deemed unsuccessful. If the transaction is successfully completed, the lender is entitled to receive 2.5% of the net London Bullion Market Association (LBMA) value of the refined gold, after applicable deductions, fees, and costs.

Management determined that the $77,000 advance represents a short-term contingent funding liability, as repayment is required only upon failure of the underlying refining transaction. The repayment obligation is a fixed-amount cash liability and does not meet the definition of a derivative instrument under ASC 815, as it is not indexed to equity or commodity prices.

As of August 31, 2025, the refining transaction had not yet been completed, and the obligation remained contingent. Accordingly, no additional liability beyond the $77,000 held in escrow has been recognized.

If the transaction is later determined to have failed, the Company will recognize an $80,000 short-term liability and record a $3,000 loss in other expenses in the period in which the contingency becomes probable and estimable.

This advance is classified as a short-term liability, carries no defined maturity date beyond the contingent repayment trigger, and is not in default.

Debt Maturities

The following table summarizes the scheduled future maturities of the Company’s debt arrangements as of August 31, 2025:

For the Year Ended November 30,	Convertible Notes Payable	Note Payable - Related Party	Note Payable	Total
2025 (3 Months)	$100,000	$–	$77,000	$177,000
2026	50,000	–	–	50,000
2027	1,077,000	215,000	–	1,292,000
Total	$1,227,000	$215,000	$77,000	$1,519,000

Management expects to service these obligations through a combination of operating cash flows and future financing activities.

Note 4 – Commitments and Contingencies

Contingencies – Legal Matters

The Company is subject to litigation claims arising in the ordinary course of business. The Company records litigation accruals for legal matters which are both probable and estimable and for related legal costs as incurred. The Company does not reduce these liabilities for potential insurance or third-party recoveries.

As of August 31, 2025, the Company is not aware of any litigation, pending litigation, or other transactions that require accrual or disclosure.

Note 5 – Stockholders’ Deficit

Reverse Stock Split

On May 13, 2025, the Company effected a 1-for-6,500 reverse stock split of its issued and outstanding common stock.

All share and per-share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split for all periods presented.

Classes of Stock

As of August 31, 2025, the Company had two (2) classes of stock, detailed as follows:

Preferred Stock

The Company’s preferred stock is as follows:

•	Authorized Shares: 30,000,000
•	Par Value: $0.0001 per share

The Board of Directors has the authority to issue preferred stock in one or more series and to establish the designations, powers, preferences, and rights of each series, as well as any qualifications, limitations, or restrictions, without further stockholder approval.

Series A, Convertible Preferred Stock

•	Designated Shares: 1,009
•	Issued & Outstanding: 1,009 shares as of August 31, 2025 and November 30, 2024, respectively
•	Par Value: $0.0001 per share
•	Stated Value: None
•	Conversion Terms: Convertible, at the holder’s option, into a number of shares of common stock such that, on an as-converted basis, all Series A Preferred shareholders collectively hold 90% of the Company’s issued and outstanding common stock on a fully diluted basis. The conversion formula adjusts proportionally to maintain that 90% ownership level relative to total outstanding common stock at the time of conversion.
•	Dividend Provisions: None
•	Voting Rights: Equal to the number of votes on an as converted basis
•	Liquidation Preference: None
•	Redemption Rights: None
•	Derivative Liability Assessment:
○	The conversion feature embedded in the Series A Convertible Preferred Stock has been evaluated under ASC 815, Derivatives and Hedging. The feature is indexed solely to the Company’s own stock and provides for settlement exclusively through the issuance of common shares, with no cash settlement provisions or market-based adjustments.

Common Stock

•	Authorized Shares: 2,000,000,000
•	Issued & Outstanding:
○	38,286,915 shares as of August 31, 2025
○	282,196 shares as of November 30, 2024
•	Par Value: $0.0001 per share
•	Voting Rights: 1 vote per share

Equity Transactions for the Nine months ended August 31, 2025

Stock Issued in Connection with Formation of Joint Venture – Related Parties

During the nine months ended August 31, 2025, the Company issued an aggregate 38,000,000 shares of its common stock to its Chief Executive Officer and Chairman of the Board of Directors in connection with the formation of AMBEX Golkor, LLC, a related-party joint venture in which these individuals collectively hold a 50/50 controlling interest.

See Note 6.

These shares of common stock were valued at $0.0001 per share, or $3,800 in total, consistent with the Company’s par value. Management determined that the use of the quoted closing price was not representative of fair value, as the Company’s common stock is thinly traded, with limited trading volume and minimal market liquidity. Accordingly, the Company applied discounts for lack of marketability and block size considerations and concluded that par value approximated fair value for purposes of measuring the equity component of the transaction.

The issuance of these shares represented a non-cash capital contribution made in connection with the establishment of the joint venture.

The fair value measurement is categorized within Level 3 of the fair value hierarchy under ASC 820, as it involves significant unobservable inputs arising from the lack of an active market for the Company’s common stock.

Equity Transactions for the Year Ended November 30, 2024

None.

Note 6 – Joint Venture Arrangements Including Related and Third-Party Ventures

Joint Ventures – Related Parties

Overview

During the nine months ended August 31, 2025, the Company formalized three mineral-resource development joint ventures to advance its gold, silver, lead, zinc, and polymetallic mining projects in Ghana, South Africa, and Colorado.

Two ventures — Golkor AMI-EBM, LLC (“AMI-EBM”) and Ambex Golkor JV LLC (“Ambex JV”) — involve related parties under the common control of the Company’s Chairman of the Board.

The third venture — Golkor Colorado Mining LLC (“Golkor Colorado”) — was formed with an unrelated party, and represents an arm’s-length commercial investment.

All ventures were organized as limited liability companies and remain in the development stage as of the reporting date. None have commenced sustained commercial operations. Each is designed to advance its respective mineral projects toward production upon completion of financing, permitting, and audit programs

I. Related-Party Joint Ventures: AMI-EBM and Ambex JV

Formation and Purpose

AMI-EBM and Ambex JV were established to develop the Company’s interests in Africa, including advanced and early-stage mineral projects.

These structures were implemented as transitional development vehicles to enable local licensing, project funding, and regulatory compliance until such time as the Company can consolidate project ownership directly under Golkor Inc.

Although each venture is at a different stage of advancement, both remain in pre-production.

•	AMI-EBM has completed detailed resource modeling, mine design, and plant construction and is fully permitted and ready to commence operations upon financing.
•	Ambex JV remains focused on exploration and early-stage project planning.

In connection with the Ambex JV formation, the Company issued 38,000,000 shares of common stock with a fair value of $3,800. (See Note 5 – Stockholders’ Deficit.) Both joint ventures also involved cash contributions.

Related-Party Common-Control Structure

The Company’s Chairman of the Board beneficially owns approximately 49.9% of the Company’s outstanding common stock and simultaneously serves as a controlling shareholder and/or executive officer of Afrikor and Ambex, the counterparties to AMI-EBM and Ambex JV, respectively.

This overlap in ownership and management results in both joint ventures being under common control of the same individual, thereby meeting the definition of related-party arrangements under ASC 850.

Management believes that the terms of these arrangements are not necessarily indicative of those that would have been obtained in arm’s-length transactions.

II. Third-Party Joint Venture: Golkor Colorado Mining LLC

Formation and Purpose

Golkor Colorado Mining LLC (“Golkor Colorado”) was formed under a Contribution Agreement dated January 6, 2025 between the Company and Golkor, Inc., a Nevada corporation and non-related third party.

Under the agreement, Golkor, Inc. agreed to contribute between $3,500,000 and $5,000,000 in staged cash funding to advance the Bates Hunter and Golden Gilpin projects in Colorado, including mine dewatering, rehabilitation, and mill restart.

In exchange, Golkor, Inc. received a 80% membership interest, while Golkor Colorado retained an 20% managing-member interest. The venture’s purpose is to rehabilitate and develop the Bates Hunter Mine and associated mill toward initial production and expansion.

The arrangement was negotiated on commercial, arm’s-length terms and does not constitute a related-party transaction, as there is no overlap in ownership or control between the Company and Golkor, Inc.

As of the reporting date, Golkor Colorado had commenced dewatering and mill commissioning activities but had not yet achieved sustained commercial production.

III. Accounting Evaluation (Applicable to All Joint Ventures)

A. Determination of Accounting Method (ASC 810 and ASC 323)

Management evaluated all three joint ventures under ASC 810 (Consolidation) to determine whether the Company holds a controlling financial interest requiring consolidation, or whether the equity method under ASC 323 (Investments — Equity Method and Joint Ventures) is appropriate.

For each venture, management concluded that the equity method applies, as described below.

1. Substantive Participating Rights (ASC 810-10-25-11)

Under the respective operating agreements, significant decisions require unanimous consent or joint approval of both members, including:

•	Approval of annual budgets and capital expenditures
•	Incurrence of debt or guarantees
•	Approval of mine development and production plans
•	Acquisition or disposition of material assets
•	Admission of new members or amendment of operating agreements
•	Entry into or modification of material contracts exceeding certain monetary or duration thresholds
•	Appointment or removal of key management personnel, including the Chief Executive Officer and Chief Financial Officer
•	Approval of mine development and production plans
•	Distributions to members
•	Related-party transactions
•	Amendments to the operating agreement or certificate of formation

An investor shall not consolidate an investee if the noncontrolling member holds substantive participating rights over decisions that most significantly affect the investee’s economic performance.

Management evaluated these provisions and determined that the rights described above are substantive rather than protective, as they apply to decisions made in the ordinary course of business and directly influence the joint ventures’ operating and financial policies.

Accordingly, the Company concluded that it does not possess unilateral control over the joint ventures’ relevant activities and accounts for its interests under the equity method of accounting.

2. Inability to Exercise Unilateral Control

The Company cannot unilaterally direct key operating or financial activities in any of the ventures without consent of the other member.

•	In the related-party ventures, coordinated oversight and common personal control by the Chairman preclude independent decision-making authority by either entity.
•	In the Golkor Colorado venture, mutual consent requirements and joint governance provisions preclude unilateral control by the Company.

Accordingly, none of the ventures meet the definition of a controlling financial interest under ASC 810, and all are accounted for under the equity method.

3. Common Control Considerations (Related Party Joint Ventures)

The substance of each arrangement is that of a jointly controlled venture under the common control of a single individual, rather than a parent-subsidiary relationship.

While ASC 810-10-25-42 notes that related-party relationships alone do not preclude consolidation, in these cases the combination of:

•	Substantive participating rights held by each member,
•	Unanimous-consent requirements for significant operating and financing decisions, and
•	Common personal control by a single individual across both members collectively precludes the Company from exercising control in its own corporate capacity.

Therefore, the presumption of control based on ownership percentage is rebutted, and both AMI-EBM and Ambex JV are accounted for under the equity method.

B. Evaluation of Business Status under ASC 805

Management evaluated whether each joint venture met the definition of a business at the acquisition date and continues to assess this determination as of the reporting date in accordance with ASC 805-10-55-4 through 55-9.

At both dates:

•	None of the ventures have commenced sustained commercial operations.
•	Activities have been limited to organization, capitalization, exploration, mine dewatering, and development planning.
•	They lack established workforces and operating processes necessary to generate outputs.
•	Substantially all fair value is concentrated in mineral rights, exploration licenses, and development infrastructure, failing the “screen test” under ASC 805-10-55-5A.

Accordingly, management concluded that each arrangement currently does not meet the definition of a business, and therefore the Company’s interests continue to be accounted for as equity-method investments under ASC 323 and ASC 805-50.

IV. Accounting Treatment

The accounting treatment for all joint ventures is consistent and summarized as follows:

•	Each investment is recorded as an equity-method investment under ASC 323.
•	The Company recognizes its proportionate share of income or loss from each venture within “Income (loss) from equity-method investments” in the statements of operations.
•	Investment balances are included within “Investments in joint ventures” on the balance sheets.
•	No goodwill or acquisition-date gain or loss was recognized for any venture, as each was treated as an asset acquisition.
•	Cash contributions and other funding provided to the ventures increase the investment accounts, while the Company’s share of losses reduces carrying amounts accordingly.

V. Future Reassessment and Potential Change in Accounting

Management will reassess these conclusions at each reporting date. Consolidation would be appropriate only if, in a future period, both:

1.	A venture develops substantive operations and meets the definition of a business under ASC 805-10-55-4 through 55-9, and
2.	The Company obtains a controlling financial interest as defined in ASC 810, such as through changes in governance, ownership, or contractual rights that grant unilateral decision-making authority.

If these conditions are met, the Company will apply the acquisition method of accounting under ASC 805 and consolidate the venture prospectively from the date control is obtained.

Until such time, all joint ventures will continue to be accounted for under the equity method, with related-party disclosures presented in accordance with ASC 850 and Regulation S-X Rule 4-08(k).

VI. Summary Comparison

The following table summarizes key characteristics and accounting conclusions for each joint venture evaluated under ASC 323, ASC 805, and ASC 810 as more fully discussed above.

	Related Party	Related Party	Third Party
Category	Golkor AMI-EBM, LLC	Ambex Golkor JV, LLC	Golkor Colorado, LLC

Formation Date	July 21, 2025	July 15, 2025	January 31, 2025
	(operating agreement executed October 6, 2025)	(operating agreement executed August 5, 2025)

Jurisdiction/Project Focus	South Africa	Ghana	United States (Colorado)
	Ploymetallic (gold, lead, zinc, silver)	Gold and polymetallic exploration	goldmine rehabilitation and development

Ownership Structure	51% - Company	51% - Company	80% - Company
	49% - Afrikor Metals International Proprietary, Ltd.	49% - Ambex Resources, Ltd.	20% - independent investor

Relationship	Related party - common control	Related party - common control	Third party independent ownership;
	via Company’s Chairman of the Board	via Company’s Chairman of the Board	no common related party or common control

Stage of development	Pre-commercial development; fully permitted plant,	Pre-commercial exploration and planning;	Pre-commercial rehabilitation and
	detailed mine design, ready to commence	early-stage technical and resource assessments	commissioning phase; development of mine
	operations upon financing		infrastructure underway

Control Assessment	No unilateral control; subject to	No unilateral control; joint-consent	No unilateral control; joint-consent
(ASC 810)	substantive participating rights and common	required for significant decisions	required for significant decisions
control by Chairman

Business Status	Not a business - fails “screen test”	Not a business - fails “screen test”	Not a business - fails “screen test”
(ASC 805)	deemed to be asset acquisition	deemed to be asset acquisition	deemed to be asset acquisition

Accounting Models	Evaluated for consolidation (ASC 810)	Evaluated for consolidation (ASC 810)	Evaluated for consolidation (ASC 810)
(ASC 323/805/810)	Accounted for under Equity Method (ASC 323)	Accounted for under Equity Method (ASC 323)	Accounted for under Equity Method (ASC 323)
	Formation treated as asset acquisition (ASC 805)	Formation treated as asset acquisition (ASC 805)	Formation treated as asset acquisition (ASC 805)

Disclosure Requirements (ASC 805)	Related Party	Related Party	N/A

Future Consolidation Trigger	Consolidation required if venture becomes a business	Consolidation required if venture becomes a business	Consolidation required if venture becomes a business

(ASC 805 and 810)	(ASC 805) and the Company obtains controlling	(ASC 805) and the Company obtains controlling	(ASC 805) and the Company obtains controlling
	financial interest (ASC 810)	financial interest (ASC 810)	financial interest (ASC 810)

Summary Conclusion – Joint Venture Arrangements

All three joint ventures — AMI-EBM, Ambex JV, and Golkor Colorado Mining LLC — are currently accounted for under the equity method of accounting in accordance with ASC 323.

None meet the definition of a business under ASC 805 or provide the Company with a controlling financial interest under ASC 810 as of the reporting date.

Management will continue to reassess these determinations as development progresses and control structures evolve.

The following is a summary of the Company’s investments in its joint ventures – related parties under the equity method:

	Ambex Golkor, LLC	Golkor AMI-EBM, LLC	Total
November 30, 2024	$–	$–	$–
Cash paid for investment in joint ventures - related parties	30,200	613,487	643,687
Issuance of common stock - joint venture investments - related parties	3,800	–	3,800
Loss from equity method investment - joint venture - related parties	(2,550)	(2,390)	(4,940)
August 31, 2025	$31,450	$611,097	$642,547

The following is a summary of the Company’s investments in its joint ventures – third party under the equity method:

Golkor Co Mining, LLC
November 30, 2024	$–
Cash paid for investment in joint venture	319,498
Loss from equity method investment - joint venture	(135,598)
August 31, 2025	$183,900

Note 7 - Subsequent Events

Subsequent to August 31, 2025, the Company had the following transactions:

Conversion of Accounts Payable to Note Payable

In September 2025, the Company converted accounts payable of $29,874 owed to a third-party vendor into a note payable. The note is unsecured, bears interest at 4%, and matures in September 2026. In the event of default, the interest rate increases to 12%.

Convertible Note Payable

In September 2025, the Company executed an unsecured convertible promissory note with a third-party lender for $100,000. The note bears interest at 18%, matures in September 2027, and is convertible into shares of the Company’s common stock at $5.20/share

This note provides that, upon the occurrence of any Trigger Event, the Company may elect to convert the outstanding principal and accrued interest into shares of common stock at the applicable conversion price. Trigger Events include:

•	The listing of the Company’s common stock (or other securities) on a National Market System exchange, including but not limited to Nasdaq, NYSE American, or NYSE;
•	The Company processing 100 tons of ore per operating day for 30 consecutive operating days; or
•	The Company raising not less than $5,000,000 in an equity offering.

Redemption

The notes are unsecured and not subject to redemption without the holders’ consent, except as specifically permitted under the optional redemption provisions of the variable price note.

Beneficial Ownership Limitation

Each holder’s beneficial ownership upon conversion is limited to a maximum of 4.999% of the Company’s outstanding common stock.

Default Provisions

The notes include customary default provisions, including failure to pay principal or interest when due, breach of covenants, bankruptcy, cessation of trading, or delisting of the Company’s securities. In the event of default, the holder may accelerate repayment of the full principal and accrued interest.

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

CURRENT BUSINESS

On January 6, 2025, the Golkor Inc. (“Company”) entered into a joint venture with GS Mining Company LLC (“GS Mining”), whereby GS Mining contributed mine leases and other agreements to a newly created limited liability, Golkor Colorado Mining LLC, owned 80% by the Company. The purpose of the joint venture is to develop, market, and operate a gold mining and milling company in the State of Colorado. The Company has committed to providing $3.5 million to $5 million in funding to upgrade the mines and facilities that are a part of the joint venture.

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

Related Party Transactions – Related Parties

The Company’s Chairman of the Board beneficially owns approximately 49.9% of the Company’s outstanding common stock and simultaneously serves as a controlling shareholder and/or executive officer of Afrikor and Ambex, the counterparties to AMI-EBM and Ambex JV, respectively.

This overlap in ownership and management results in both joint ventures being under common control of the same individual, thereby meeting the definition of related-party arrangements under ASC 850.

Management believes that the terms of these arrangements are not necessarily indicative of those that would have been obtained in arm’s-length transactions.

RESULTS OF OPERATIONS AND FINANCIAL CONDITION

Overview

The Company has not generated any revenues to date, as our operational activities have commenced primarily through our joint venture arrangements. These ventures are focused on early-stage exploration and evaluation activities, and the Company’s involvement has been limited to funding, oversight, and strategic coordination. We do not expect to generate revenues until such ventures advance to production or commercialization stages, the timing of which remains uncertain.

To date, the Company has financed its activities primarily through equity issuances and third-party debt financing. These sources of capital have supported both corporate operations and our initial funding contributions to joint ventures. While there has been no related-party debt financing to date, management may consider related-party or affiliate financing arrangements in the future if such opportunities are advantageous and consistent with the Company’s capital requirements and governance standards.

The Company continues to incur operating losses and negative cash flows from operations, consistent with its development-stage status. Cash expenditures (“cash burn”) primarily reflect exploration-related costs incurred through joint ventures, professional fees, and general and administrative expenses. Management actively monitors liquidity and capital resources and anticipates that additional financing—either through equity or third-party debt—will be required to fund ongoing joint venture obligations and corporate activities over the next twelve months. The Company’s ability to continue its planned operations depends on its success in securing such additional funding on acceptable terms.

For the Three-Month and Nine- Month Periods Ended August 31, 2025

During the three months ended August 31, 2025, the Company had a loss from operations of $502,124. During the quarter ended August 31, 2024, the loss from operations was $120,991. The increase in the Company’s loss was due to expenses related to entering into our joint venture arrangements with GS Mining, Ambex Ghana, and AMI-EBM.

During the nine months ended August 31, 2025, the Company had a loss from operations of $648,193. During the nine months ended August 31, 2024, the loss from operations was $133,805. The increase in the Company’s loss was due to expenses related to

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended August 31, 2025, the Company experienced a net increase in cash of $185,643, compared to an increase of $40,370 for the nine months ended August 31, 2024. The increase in 2025 primarily reflects the impact of new financing activities offset by investments in joint ventures and ongoing operating cash outflows.

Operating Activities

Net cash used in operating activities was $220,172 for the nine months ended August 31, 2025, compared to net cash provided of $40,370 in the prior-year period ended August 31, 2024. The 2025 operating cash use reflects a net loss of $648,193, partially offset by non-cash adjustments related to losses from equity method investments in both related-party and third-party joint ventures and increases in accounts payable and accrued expenses. The year-over-year change is primarily due to higher general and administrative costs associated with expanded joint venture oversight and the timing of payables.

Investing Activities

Net cash used in investing activities totaled $963,185 during the nine months ended August 31, 2025, compared to no investing activity in the prior-year period ended August 31, 2024. This reflects the Company’s initial capital contributions to joint ventures, including $643,687 related to joint ventures with related parties and $319,498 related to other joint venture investments. These expenditures represent the commencement of operational deployment of funds toward early-stage exploration and development efforts.

Financing Activities

Net cash provided by financing activities was $1,369,000 for the nine months ended August 31, 2025, compared to no financing activity in the prior-year period ended August 31, 2024. During 2025, the Company received proceeds from:

•	Notes payable totaling $77,000,
•	Related-party notes payable of $215,000, and
•	Convertible notes payable of $1,077,000.

These financing proceeds provided the primary source of liquidity for the period and were used to fund both joint venture investments and general operating requirements. While no related-party debt financing arrangements were outstanding as of the balance sheet date, the Company may consider related-party or affiliate financing as a potential future source of capital, subject to arm’s-length terms and governance review.

Cash Position and Outlook

As of August 31, 2025, the Company had cash and cash equivalents of $186,165, compared to $40,370 at the same date in 2024. Management expects existing cash resources, combined with potential new financing arrangements, to fund near-term working capital needs and planned joint venture contributions. Given the Company’s pre-revenue status and the expectation of continued operating losses, additional capital will be required to sustain operations and support ongoing joint venture activities. Management is actively evaluating opportunities for equity and third-party debt financing to maintain adequate liquidity over the next twelve months.

Liquidity and Capital Resources / Going Concern

As reflected in the accompanying financial statements, for the nine months ended August 31, 2025, the Company had:

•	Net loss of $648,193; and
•	Net cash used in operations of $220,172.

Additionally, at August 31, 2025, the Company had:

•	Accumulated deficit of $3,564,573;
•	Stockholders’ deficit of $842,448;
•	Working capital deficit of $376,895; and
•	Cash on hand of $186,165.

The Company has had limited operating activities to date and has not generated any revenues. Current operations are not sufficient to fund ongoing expenses, and based on present operating levels and cash-usage forecasts, existing cash resources are not expected to be sufficient to fund operations for the twelve months following the issuance of these financial statements without additional financing.

Historically, the Company has relied on financing from related parties and third-party lenders to support operations. There is no assurance that additional financing will be available on commercially reasonable terms, or at all. Furthermore, there is no assurance that any funds raised will be sufficient to enable the Company to achieve profitable operations.

The Company’s future capital requirements and the adequacy of available funds will depend on its ability to:

•	Identify and pursue strategic opportunities;
•	Manage operating costs; and
•	Access financing sources on acceptable terms.

Current capital needs primarily reflect:

•	Funding working capital and day-to-day operating expenses; and
•	Advancing pre-commercial development activities through its mineral-resource joint ventures and related-party affiliates.

If sufficient capital is not raised, the Company may be required to reduce operating activities, delay development plans, or adjust its overall strategy. These conditions raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date these financial statements are issued.

The financial statements do not include any adjustments that might result if the Company is unable to continue as a going concern and have been prepared on a basis that assumes the Company will continue to realize its assets and satisfy its liabilities in the ordinary course of business.

Known Trends and Uncertainties

The Company’s operations are subject to various risks and uncertainties that could impact the timing, cost, and success of its planned activities. These include, but are not limited to:

•	Permitting and regulatory approvals: Delays in obtaining environmental or governmental approvals could postpone project timelines or increase costs.
•	Environmental review and compliance: Evolving regulatory standards may affect exploration plans, permitting requirements, and capital needs.
•	Commodity price volatility: Fluctuations in the prices of key minerals could impact the economic feasibility of projects and the timing of future development decisions.
•	Financing conditions: The Company’s ability to raise additional capital is dependent on market conditions, investor sentiment toward early-stage exploration ventures, and its ability to demonstrate progress in joint venture development.

Management continuously monitors these and other factors to assess their potential effects on liquidity, project advancement, and overall business strategy. Given the Company’s early stage of operations, the timing and outcome of many of these factors remain uncertain and could materially affect the Company’s financial position and results of operations.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended).

Disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of August 31, 2025. This conclusion was primarily due to a limited number of accounting and financial reporting personnel and the resulting lack of segregation of duties within the financial reporting function. These limitations may result in ineffective oversight and review of complex accounting and disclosure matters. Management believes that such limitations are common among early-stage companies with limited resources; however, they represent a material weakness requiring remediation as the Company expands its operations.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company identified the following material weakness in its internal control over financial reporting:

•	Insufficient Resources and Segregation of Duties: The Company does not have sufficient accounting and financial reporting personnel with appropriate knowledge, experience, and training to properly address complex accounting transactions and adequately segregate duties. This deficiency affects the Company’s ability to timely prepare and review account reconciliations, journal entries, and financial statement disclosures in accordance with U.S. GAAP.

Remediation Plan

Management is actively implementing a remediation plan to address the identified material weakness. Our remediation efforts include:

•	Engaging additional qualified accounting personnel or consultants with appropriate technical accounting expertise;
•	Implementing enhanced review procedures over complex accounting transactions and financial reporting;
•	Developing additional controls to achieve appropriate segregation of incompatible duties; and
•	Enhancing documentation standards for significant accounting positions and estimates.

Management expects to complete the implementation of these remediation steps and to test their operating effectiveness during fiscal 2026, subject to the timing of personnel additions and completion of the next several reporting cycles. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

This evaluation did not include an assessment of internal control over financial reporting, which management will evaluate annually as part of the Company’s Form 10-K process.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended August 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In July 2025 the Company entered into three (3) unsecured convertible promissory notes with third-party lenders in the aggregate principal amount of $1,077,000. In September 2025, the Company entered into two (2) unsecured convertible promissory notes with third-party lenders in the aggregate principal amount of $175,000.

Each note bears interest at 18%, matures 24 months from the issuance date,  and are convertible at the option of the holder into shares of the Company’s common stock at a fixed price of $6.52 per share. Additionally, the notes provide that, upon the occurrence of any Trigger Event, the Company may elect to convert the outstanding principal and accrued interest into shares of common stock at the applicable conversion price. Trigger Events include:

•	The listing of the Company’s common stock (or other securities) on a National Market System exchange, including but not limited to Nasdaq, NYSE American, or NYSE;
•	The Company processing 100 tons of ore per operating day for 30 consecutive operating days; or
•	The Company raising not less than $5,000,000 in an equity offering.

 The proceeds from these offerings are being used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

None

Item 5. Other Information.

During the quarter ended August 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

GOLKOR INC.

Date: October 17, 2025	By:	/s/ Gregory Klok
Gregory Klok
Chief Executive Officer and Vice President
(duly authorized officer)

Date: October 17, 2025	By:	/s/ Gregory Klok
Chief Financial Officer
(principal financial officer)

